Form 10-Q
period 1996-06-30
PARKER & PARSLEY 90 A L P
filed 1996-08-12
CIK 844614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

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


                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    June 30,      December 31,
                                                      1996            1995
                                                  -----------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $136,857 at June 30
    and $118,538 at December 31                   $   137,057     $   118,751
  Accounts receivable - oil and gas sales              79,074          67,632
                                                   ----------      ----------

        Total current assets                          216,131         186,383

Oil and gas properties - at cost, based on the
  successful efforts accounting method              5,052,742       5,246,047
    Accumulated depletion                          (3,095,629)     (3,154,493)
                                                   ----------      ----------

        Net oil and gas properties                  1,957,113       2,091,554
                                                   ----------      ----------

                                                  $ 2,173,244     $ 2,277,937
                                                   ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    27,848     $    41,576

Partners' capital:
  Limited partners (6,811 interests)                2,124,031       2,213,917
  Managing general partner                             21,365          22,444
                                                   ----------      ----------

                                                    2,145,396       2,236,361
                                                   ----------      ----------

                                                  $ 2,173,244     $ 2,277,937
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                 ---------------------   ---------------------
                                    1996        1995        1996        1995
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas sales              $ 183,070   $ 168,625   $ 367,716   $ 351,169
  Interest income                    1,697       1,988       3,114       3,638
                                  --------    --------    --------    --------

     Total revenues                184,767     170,613     370,830     354,807

Costs and expenses:
  Production costs                  72,605      83,360     147,773     171,471
  General and administrative
    expenses                         6,260       4,789      11,799      10,956
  Depletion                         47,333      98,515      99,108     218,104
  Loss on sale of assets            28,704          -       28,704          -
  Amortization of organization
    costs                               -          239          -          957
                                  --------    --------    --------    --------

     Total costs and expenses      154,902     186,903     287,384     401,488
                                  --------    --------    --------    --------

Net income (loss)                $  29,865   $ (16,290)  $  83,446   $ (46,681)
                                  ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner       $     298   $    (160)  $     834   $    (457)
                                  ========    ========    ========    ========

  Limited partners               $  29,567   $ (16,130)  $  82,612   $ (46,224)
                                  ========    ========    ========    ========
Net income (loss) per limited
  partnership interest           $    4.34   $   (2.37)  $   12.13   $   (6.79)
                                  ========    ========    ========    ========
Distributions per limited
  partnership interest           $   13.83   $   13.38   $   25.33   $   26.45
                                  ========    ========    ========    ========

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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners        Total
                                      ---------     ----------     ----------

Balance at January 1, 1995            $  32,653     $3,233,970     $3,266,623

    Distributions                        (1,820)      (180,162)      (181,982)

    Net loss                               (457)       (46,224)       (46,681)
                                       --------      ---------      ---------

Balance at June 30, 1995              $  30,376     $3,007,584     $3,037,960
                                       ========      =========      =========


Balance at January 1, 1996            $  22,444     $2,213,917     $2,236,361

    Distributions                        (1,913)      (172,498)      (174,411)

    Net income                              834         82,612         83,446
                                       --------      ---------      ---------

Balance at June 30, 1996              $  21,365     $2,124,031     $2,145,396
                                       ========      =========      =========










         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six months ended
                                                              June 30,
                                                        1996           1995
                                                     ----------     ----------
Cash flows from operating activities:

 Net income (loss)                                   $   83,446     $  (46,681)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depletion and amortization                           99,108        219,061
    Loss on sale of assets                               28,704             -
 Changes in assets and liabilities:
    (Increase) decrease in accounts receivable          (11,442)         6,963
    Increase (decrease) in accounts payable             (13,470)        12,403
                                                      ---------      ---------

      Net cash provided by operating activities         186,346        191,746

Cash flows from investing activities:

 Additions to oil and gas properties                       (457)        (4,747)
 Proceeds from sale of assets                             6,828             -
                                                      ---------      ---------

      Net cash provided by (used in) investing
        activities                                        6,371         (4,747)

Cash flows from financing activities:

 Cash distributions to partners                        (174,411)      (181,982)
                                                      ---------      ---------

Net increase in cash and cash equivalents                18,306          5,017
Cash and cash equivalents at beginning of period        118,751        116,292
                                                      ---------      ---------

Cash and cash equivalents at end of period           $  137,057     $  121,309
                                                      =========      =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 90-A, L.P. (the "Registrant") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 3.

A loss of $28,704 on sale of assets to Costilla Energy, L.L.C. was recognized during the six months ended June 30, 1996. This loss was the result of the write-off of remaining capitalized well costs for one gas well of $35,532, less proceeds received of $6,828.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended
   June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $367,716 from $351,169 for the six months ended June 30, 1996 and 1995, respectively, an increase of 5%. The increase in revenues resulted from a 14% increase in the average price received per barrel of oil and a 27% increase in the average price received per mcf of gas, offset by a 10% decline in barrels of oil produced and sold and a 14% decline in mcf of gas produced and sold . For the six months ended June 30, 1996, 12,900 barrels of oil were sold compared to 14,337 for the same period in 1995, a decrease of 1,437 barrels. For the six months ended June 30, 1996, 46,721 mcf of gas were sold compared to 54,512 for the same period in 1995, a decrease of 7,791 mcf. Of the decrease, 5,332 mcf, or 10%, was attributable to the sale of one gas well. The remainder of the decrease, 2,459 mcf or 4%, was due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.55 from $17.61 for the six months ended June 30, 1995 to $20.16 for the same period ended June 30, 1996 while the average price received per mcf of gas increased from $1.81 during the six months ended June 30, 1995 to $2.30 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $287,384 for the six months ended June 30, 1996 as compared to $401,488 for the same period in 1996, a decrease of $114,104, or 28%. This decrease was due to declines in production costs, depletion and amortization of organization costs, offset by increases in general and administrative expenses ("G&A") and loss on sale of assets.

Production costs were $147,773 for the six months ended June 30, 1996 and $171,471 for the same period in 1995 resulting in a $23,698 decrease, or 14%. The decrease was due to reductions in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel costs. During this period, G&A increased, in aggregate, 8% from $10,956 for the six months ended June 30, 1995 to $11,799 for the same period in 1996.

Depletion was $99,108 for the six months ended June 30, 1996 compared to $218,104 for the same period in 1995. This represented a decrease in depletion of $118,996, or 55%, primarily attributable to the adoption of the provision of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. In addition, $9,660 or 4% of the decrease was attributable to the sale of one gas well during the six months ended June 30, 1996. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,437 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised downward by 21,993 barrels, or 6%.

A loss on sale of assets of $28,704 was recognized during the six months ended June 30, 1996. This loss was the result of the write-off of remaining capitalized well costs for one gas well of $35,532, less proceeds received of $6,828.

Three months ended June 30, 1996 compared with three months ended
   June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $183,070 from $168,625 for the three months ended June 30, 1996 and 1995, respectively, an increase of 9%. The increase in revenues resulted from a 19% increase in the average price received per barrel of oil and a 45% increase in the average price received per mcf of gas, offset by a 10% decline in barrels of oil produced and sold and a 21% decline in mcf of gas produced and sold. For the three months ended June 30, 1996, 6,224 barrels of oil were sold compared to 6,930 for the same period in 1995, a decrease of 706 barrels, due to the decline characteristics of the Registrant's oil and gas properties. For the three months ended June 30, 1996, 20,828 mcf of gas were sold compared to 26,523 for the same period in 1995, a decrease of 5,695 mcf. Of the decrease, 3,091 mcf, or 12%, was attributable to the sale of one gas well. The remainder of the decrease, 2,604 mcf, or 9%, was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $3.43 from $18.04 for the three months ended June 30, 1995 to $21.47 for the same period in 1996 while the average price received per mcf of gas increased from $1.64 during the three months ended June 30, 1995 to $2.37 in 1996.

Costs and Expenses:

Total costs and expenses decreased to $154,902 for the three months ended June 30, 1996 as compared to $186,903 for the same period in 1995, a decrease of $32,001, or 17%. This decrease was due to declines in production costs, depletion and amortization of organization costs, offset by increases in G&A and loss on sale of assets.

Production costs were $72,605 for the three months ended June 30, 1996 and $83,360 for the same period in 1995 resulting in a $10,755 decrease, or 13%. The decrease was due to reductions in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 31% from $4,789 for the three months ended June 30, 1995 to $6,260 for the same period in 1996.

Depletion was $47,333 for the three months ended June 30, 1996 compared to $98,515 for the same period in 1995. This represented a decrease in depletion of $51,182, or 52%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. In addition, $4,501 or 4% of the decrease was attributable to the sale of one gas well during the three months ended June 30, 1996. Oil production decreased 706 barrels for the three months ended June 30, 1996 from the same period in 1995.

A loss on sale of assets of $28,704 was recognized during the three months ended June 30, 1996. This loss was the result of the write-off of remaining capitalized well costs for one gas well of $35,532, less proceeds received of $6,828.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased during the six months ended June 30, 1996 $5,400 from the same period ended June 30, 1995. This decrease was primarily due to a decline in oil and gas receipts and an increase in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Registrant's principal investing activities during the six months ended June 30, 1996 and 1995 were for expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $6,828 were received from the sale of one gas well during the six months ended June 30, 1996.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $174,411 of which $172,498 was distributed to the limited partners and $1,913 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $181,982 of which $180,162 was distributed to the limited partners and $1,820 to the managing general partner.

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


                                    PARKER & PARSLEY 90-A, L.P.

                              By:   Parker & Parsley Development L.P.,
                                     Managing General Partner
                                    By:   Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner




Dated:  August 12, 1996       By:    /s/ Steven L. Beal
                                    ------------------------------------------
                                    Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA