Form 10-Q
period 1996-09-30
PARKER & PARSLEY 90 A L P
filed 1996-11-12
CIK 844614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 90-A, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1996 and
               December 31, 1995   ..................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1996 and 1995...............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1996...............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1995............................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    8



Part II.    Other Information........................................   10

                Signatures...........................................   11

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    September 30,  December 31,
                                                        1996          1995
                                                    -----------    -----------
                                                     (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $137,724 at September 30
     and $118,538 at December 31                    $   137,924    $   118,751
   Accounts receivable - oil and gas sales               74,438         67,632
                                                     ----------     ----------
          Total current assets                          212,362        186,383
                                                     ----------     ----------

Oil and gas properties - at cost, based on the
   successful efforts accounting method               5,052,860      5,246,047
     Accumulated depletion                           (3,128,029)    (3,154,493)
                                                     ----------     ----------
                                                      1,924,831      2,091,554
                                                     ----------     ----------
                                                    $ 2,137,193    $ 2,277,937
                                                     ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    30,698    $    41,576

Partners' capital:
   Limited partners (6,811 interests)                 2,085,577      2,213,917
   Managing general partner                              20,918         22,444
                                                     ----------     ----------
                                                      2,106,495      2,236,361
                                                     ----------     ----------
                                                    $ 2,137,193    $ 2,277,937
                                                     ==========     ==========


The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended       Nine months ended
                                      September 30,            September 30,
                                 ---------------------    ---------------------
                                    1996        1995         1996       1995
                                 ---------   ---------    ---------  ----------
Revenues:
  Oil and gas                    $ 165,659   $ 147,836    $ 533,375   $ 499,005
  Interest                           1,901       2,114        5,015       5,752
                                  --------    --------     --------    --------
                                   167,560     149,950      538,390     504,757
                                  --------    --------     --------    --------
Costs and expenses:
  Oil and gas production            78,353      80,147      226,126     251,618
  General and administrative         5,381       5,897       17,180      16,853
  Depletion                         33,014      95,452      132,122     313,556
  Loss on sale of assets                13         -         28,717         -
  Amortization of organization         -           -            -           957
                                  --------    --------     --------    --------
                                   116,761     181,496      404,145     582,984
                                  --------    --------     --------    --------

Net income (loss)                $  50,799   $ (31,546)   $ 134,245   $ (78,227)
                                  ========    ========     ========    ========
Allocation of net income (loss):
  Managing general partner       $     508   $    (316)   $   1,342   $    (773)
                                  ========    ========     ========    ========

  Limited partners               $  50,291   $ (31,230)   $ 132,903   $ (77,454)
                                  ========    ========     ========    ========
Net income (loss) per limited
  partnership interest           $    7.38   $   (4.58)   $   19.51   $  (11.37)
                                  ========    ========     ========    ========
Distributions per limited
  partnership interest           $   13.03   $   12.00    $   38.36   $   38.45
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general        Limited
                                    partner        partners          Total
                                   ---------      ----------      ----------

Balance at January 1, 1996         $  22,444      $2,213,917      $2,236,361

    Distributions                     (2,868)       (261,243)       (264,111)

    Net income                         1,342         132,903         134,245
                                    --------       ---------       ---------

Balance at September 30, 1996      $  20,918      $2,085,577      $2,106,495
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine months ended
                                                            September 30,
                                                      ----------------------
                                                         1996         1995
                                                      ---------    ---------
Cash flows from operating activities:

 Net income (loss)                                    $ 134,245    $ (78,227)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depletion and amortization                         132,122      314,513
     Loss on sale of assets                              28,717          -
 Changes in assets and liabilities:
     (Increase) decrease in accounts receivable          (6,806)      13,223
     Increase (decrease) in accounts payable            (10,620)      11,469
                                                       --------     --------
       Net cash provided by operating activities        277,658      260,978
                                                       --------     --------

Cash flows from investing activities:

 Additions to oil and gas properties                     (1,189)      (5,095)
 Proceeds from sale of assets                             6,815          -
                                                       --------     --------
       Net cash provided by (used in) investing
          activities                                      5,626       (5,095)
                                                       --------     --------
Cash flows from financing activities:

 Cash distributions to partners                        (264,111)    (264,452)
                                                       --------     --------

Net increase (decrease) in cash and cash equivalents     19,173       (8,569)
Cash and cash equivalents at beginning of period        118,751      116,292
                                                       --------     --------
Cash and cash equivalents at end of period            $ 137,924    $ 107,723
                                                       ========     ========


         The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these financial statements

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)



Note 1.

Parker & Parsley 90-A, L.P. (the "Registrant") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Note 3.

A loss of $28,717 on sale of assets to Costilla Energy, L.L.C. was recognized during the nine months ended September 30, 1996. This loss was the result of the write-off of remaining capitalized well costs for one gas well of $35,532, less proceeds received of $6,815.

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
   30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $533,375 from $499,005 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 7%. The increase in revenues resulted from a 19% increase in the average price received per barrel of oil and a 15% increase in the average price received per mcf of gas, offset by an 11% decline in barrels of oil produced and sold and a 15% decline in mcf of gas produced and sold. For the nine months ended September 30, 1996, 18,518 barrels of oil were sold compared to 20,876 for the same period in 1995, a decrease of 2,358 barrels. For the nine months ended September 30, 1996, 68,476 mcf of gas were sold compared to 80,841 mcf for the same period in 1995, a decrease of 12,365 mcf. Of the decrease, 6,954 mcf, or 8%, was attributable to the sale of one gas well. The remainder of the decrease, 5,411 mcf, or 7%, was due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.34 from $17.26 for the nine months ended September 30, 1995 to $20.60 for the same period ended September 30, 1996 while the average price received per mcf of gas increased from $1.72 during the nine months ended September 30, 1995 to $2.22 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $404,145 for the nine months ended September 30, 1996 as compared to $582,984 for the same period in 1995, a decrease of $178,839, or 31%. This decrease was due to declines in production costs, depletion and amortization of organization costs, offset by increases in general and administrative expenses ("G&A") and loss on sale of assets.

Production costs were $226,126 for the nine months ended September 30, 1996 and $251,618 for the same period in 1995, resulting in a $25,492 decrease, or 10%. The decrease was due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel costs. During this period, G&A increased, in aggregate, 2% from $16,853 for the nine months ended September 30, 1995 to $17,180 for the same period in 1996.

Depletion was $132,122 for the nine months ended September 30, 1996 compared to $313,556 for the same period in 1995, representing a decrease of $181,434, or 58%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 2,358 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

A loss on sale of assets of $28,717 was recognized during the nine months ended September 30, 1996. This loss was the result of the write-off of capitalized well costs for one gas well of $35,532, less the proceeds received of $6,815.

Three months ended September 30, 1996 compared with three months ended September
   30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $165,659 from $147,836 for the three months ended September 30, 1996 and 1995, respectively, an increase of 12%. The increase in revenues resulted from a 31% increase in the average price received per barrel of oil and a 34% increase in the average price received per mcf of gas, offset by a 14% decline in barrels of oil produced and sold and a 17% decline in mcf of gas produced and sold. For the three months ended September 30, 1996, 5,618 barrels of oil were sold compared to 6,539 for the same period in 1995, a decrease of 921 barrels. For the three months ended September 30, 1996, 21,755 mcf of gas were sold compared to 26,329 for the same period in 1995, a decrease of 4,574 mcf. Of the decrease, 1,622 mcf, or 6%, was attributable to the sale of one gas well. The remainder of the decrease, 2,952 mcf, or 11%, was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $5.10 from $16.49 for the three months ended September 30, 1995 to $21.59 for the same period in 1996 while the average price received per mcf of gas increased from $1.52 during the three months ended September 30, 1995 to $2.04 in 1996.

Costs and Expenses:

Total costs and expenses decreased to $116,761 for the three months ended September 30, 1996 as compared to $181,496 for the same period in 1995, a decrease of $64,735, or 36%. This decrease was due to declines in production costs, G&A and depletion.

Production costs were $78,353 for the three months ended September 30, 1996 and $80,147 for the same period in 1995 resulting in a $1,794 decrease. The decrease was due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate,
                                        9

9% from $5,897 for the three months ended September 30, 1995 to $5,381 for the same period in 1996.

Depletion was $33,014 for the three months ended September 30, 1996 compared to $95,452 for the same period in 1995, representing a decrease of $62,438, or 65%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production of 921 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $16,680 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was due to an increase in oil and gas receipts.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the nine months ended September 30, 1996 and 1995 were for expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $6,815 were received from the sale of one gas well during the nine months ended September 30, 1996.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $264,111 of which $261,243 was distributed to the limited partners and $2,868 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $264,452 of which $261,892 was distributed to the limited partners and $2,560 to the managing general partner.

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

None.
                                       10

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


                                     PARKER & PARSLEY 90-A, L.P.

                               By:   Parker & Parsley Development L.P.,
                                       Managing General Partner

                                     By:   Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner




Dated:  November 12, 1996      By:   /s/ Steven L. Beal
                                     ----------------------------------------
                                     Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA