Form 10-Q
period 1997-03-31
PARKER & PARSLEY 90 A L P
filed 1997-05-12
CIK 844614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 90-A, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 1997 and
              December 31, 1996.......................................    3

            Statements of Operations for the three months
              ended March 31, 1997 and 1996...........................    4

            Statement of Partners' Capital for the three months
              ended March 31, 1997....................................    5

            Statements of Cash Flows for the three months
              ended March 31, 1997 and 1996...........................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7



                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................    9

            27.    Financial Data Schedule

            Signatures................................................   10

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                       March 31,    December 31,
                                                           1997         1996
                                                     -----------    -----------
                                                     (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $134,013 at March 31
     and $102,316 at December 31                     $   134,244    $   127,525
  Accounts receivable - oil and gas sales                 82,413        131,628
                                                      ----------     ----------
         Total current assets                            216,657        259,153
                                                      ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                 5,054,658      5,053,096
Accumulated depletion                                 (3,202,112)    (3,165,751)
                                                      ----------     ----------
         Net oil and gas properties                    1,852,546      1,887,345
                                                      ----------     ----------
                                                     $ 2,069,203    $ 2,146,498
                                                      ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                       $    16,000    $    18,703
  Accounts payable - other                                   -               32
                                                      ----------     ----------
                                                          16,000         18,735
                                                      ----------     ----------
Partners' capital:
  Managing general partner                                20,613         21,358
  Limited partners (6,811 interests)                   2,032,590      2,106,405
                                                      ----------     ----------
                                                       2,053,203      2,127,763
                                                      ----------     ----------
                                                     $ 2,069,203    $ 2,146,498
                                                      ==========     ==========


  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        1997           1996
                                                     ----------     ----------
Revenues:
  Oil and gas                                        $  180,231     $  184,646
  Interest                                                1,845          1,417
                                                      ---------      ---------
                                                        182,076        186,063
                                                      ---------      ---------
Costs and expenses:
  Oil and gas production                                 73,955         75,168
  General and administrative                              5,930          5,539
  Depletion                                              36,361         51,775
                                                      ---------      ---------
                                                        116,246        132,482
                                                      ---------      ---------
Net income                                           $   65,830     $   53,581
                                                      =========      =========
Allocation of net income:
  Managing general partner                           $      658     $      536
                                                      =========      =========
  Limited partners                                   $   65,172     $   53,045
                                                      =========      =========
Net income per limited partnership interest          $     9.57     $     7.79
                                                      =========      =========
Distributions per limited partnership interest       $    20.41     $    11.50
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general        Limited
                                      partner        partners          Total
                                     ----------     -----------     -----------

Balance at January 1, 1997           $   21,358     $ 2,106,405     $ 2,127,763

    Distributions                        (1,403)       (138,987)       (140,390)

    Net income                              658          65,172          65,830
                                      ---------      ----------      ----------

Balance at March 31, 1997            $   20,613     $ 2,032,590     $ 2,053,203
                                      =========      ==========      ==========





         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                         Three months ended
                                                              March 31,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                          $   65,830    $   53,581
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                           36,361        51,775
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable          49,215       (14,547)
      Decrease in accounts payable                        (2,735)      (18,487)
                                                       ---------     ---------
        Net cash provided by operating activities        148,671        72,322
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                     (1,562)         (264)

Cash flows from financing activities:
  Cash distributions to partners                        (140,390)      (79,211)
                                                       ---------     ---------
Net increase (decrease) in cash and cash equivalents       6,719        (7,153)
Cash and cash equivalents at beginning of period         127,525       118,751
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  134,244    $  111,598
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 90-A, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased to $180,231 from $184,646 for the three months ended March 31, 1997 and 1996, respectively, a decrease of $4,415. The decrease in revenues resulted from a 16% decrease in barrels of oil produced and sold and a 23% decrease in mcf of gas produced and sold, offset by a 16% increase in the average price received per barrel of oil and a 28% increase in the average price received per mcf of gas. For the three months ended March 31, 1997, 5,581 barrels of oil were sold compared to 6,676 for the same period in 1996, a decrease of 1,095 barrels. For the three months ended March 31, 1997, 19,910 mcf of gas were sold compared to 25,893 for the same period in 1996, a decrease of 5,983 mcf. Of the decrease, 1,673 mcf, or 6%, was attributable to the sale of one gas well during 1996. The remainder of the decrease, 4,310 mcf, or 17%, was due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.07 from $18.94 for the three months ended March 31, 1996 to $22.01 for the same period in 1997, while the average price received per mcf of gas increased from $2.25 during the three months ended March 31, 1996 to $2.88 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Costs and Expenses:

Total costs and expenses decreased to $116,246 for the three months ended March 31, 1997 as compared to $132,482 for the same period in 1996, a decrease of $16,236, or 12%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $73,955 for the three months ended March 31, 1997 and $75,168 for the same period in 1996, resulting in a $1,213 decrease. This decrease was due to declines in well repair and maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 7% from $5,539 for the three months ended March 31, 1996 to $5,930 for the same period in 1997.

Depletion was $36,361 for the three months ended March 31, 1997 compared to $51,775 for the same period in 1996, a decrease of $15,414, or 30%. This decrease was primarily attributable to the following factors: (i) a decline in oil production of 1,095 barrels for the three months ended March 31, 1997 as compared to the same period in 1996, (ii) an upward revision in oil and gas reserves, and (iii) the sale of one gas well during the three months ended March 31, 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $76,349 during the three months ended March 31, 1997 from the same period in 1996. This increase was due to an increase in oil and gas sales receipts and a decline in expenditures for production costs.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 1997 and 1996 were for additions to oil and gas equipment on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $140,390 of which $138,987 was distributed to the limited partners and $1,403 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $79,211 of which $78,333 was distributed to the limited partners and $878 to the managing general partner.

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

         27.    Financial Data Schedule

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


                                      PARKER & PARSLEY 90-A, L.P.

                               By:    Parker & Parsley Development L.P.,
                                       Managing General Partner

                                      By:   Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner




Dated:  May 12, 1997           By:    /s/ Steven L. Beal
                                      -------------------------------------
                                      Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA