Form 10-Q
period 1997-06-30
PARKER & PARSLEY 90 A L P
filed 1997-08-11
CIK 844614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /     Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 1997

                                             or

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

                                Yes / x / No /  /

                               Page 1 of 11 pages.
                            Exhibit index on page 10.

                           PARKER & PARSLEY 90-A, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                                                                       ----
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1997 and
               December 31, 1996   ..................................    3

            Statements of Operations for the three and six
              months ended June 30, 1997 and 1996....................    4

            Statement of Partners' Capital for the six months
              ended June 30, 1997....................................    5

            Statements of Cash Flows for the six months ended
              June 30, 1997 and 1996.................................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7



                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   10

            27. Financial Reporting Schedule

            Signatures...............................................   11

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                   June 30,      December 31,
                                                     1997            1996
                                                 -----------     -----------
                                                 (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $123,038 at June 30
    and $102,316 at December 31                  $   123,288     $   127,525
  Accounts receivable - oil and gas sales             72,291         131,628
                                                  ----------      ----------
        Total current assets                         195,579         259,153
                                                  ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method             5,062,699       5,053,096
Accumulated depletion                             (3,240,083)     (3,165,751)
                                                  ----------      ----------
        Net oil and gas properties                 1,822,616       1,887,345
                                                  ----------      ----------
                                                 $ 2,018,195     $ 2,146,498
                                                  ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $    19,825     $    18,703
  Accounts payable - other                               -                32
                                                  ----------      ----------
                                                      19,825          18,735
                                                  ----------      ----------
Partners' capital:
  Managing general partner                            20,064          21,358
  Limited partners (6,811 interests)               1,978,306       2,106,405
                                                  ----------      ----------
                                                   1,998,370       2,127,763
                                                  ----------      ----------
                                                 $ 2,018,195     $ 2,146,498
                                                  ==========      ==========

   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                               Three months ended         Six months ended
                                    June 30,                   June 30,
                              -----------------------------------------------
                                 1997        1996         1997         1996
                              ---------   ---------    ---------    ---------
Revenues:
  Oil and gas                 $ 145,527   $ 183,070    $ 325,758    $ 367,716
  Interest                        1,933       1,697        3,778        3,114
                               --------    --------     --------     --------
                                147,460     184,767      329,536      370,830
                               --------    --------     --------     --------
Costs and expenses:
  Oil and gas production         74,403      72,605      148,358      147,773
  General and administrative      4,630       6,260       10,560       11,799
  Depletion                      37,971      47,333       74,332       99,108
  Loss on sale of assets            -        28,704          -         28,704
                               --------    --------     --------     --------
                                117,004     154,902      233,250      287,384
                               --------    --------     --------     --------
Net income                    $  30,456   $  29,865    $  96,286    $  83,446
                               ========    ========     ========     ========
Allocation of net income:
  Managing general partner    $     305   $     298    $     963    $     834
                               ========    ========     ========     ========

  Limited partners            $  30,151   $  29,567    $  95,323    $  82,612
                               ========    ========     ========     ========
Net income per limited
  partnership interest        $    4.43   $    4.34    $   14.00    $   12.13
                               ========    ========     ========     ========
Distributions per limited
  partnership interest        $   12.39   $   13.83    $   32.80    $   25.33
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                     general        Limited
                                     partner        partners         Total
                                   ---------      ----------      ----------


Balance at January 1, 1997         $  21,358      $2,106,405      $2,127,763

    Distributions                     (2,257)       (223,422)       (225,679)

    Net income                           963          95,323          96,286
                                    --------       ---------       ---------

Balance at June 30, 1997           $  20,064      $1,978,306      $1,998,370
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                              June 30,
                                                      ----------------------
                                                         1997         1996
                                                      ---------    ---------
Cash flows from operating activities:
  Net income                                          $  96,286    $  83,446
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depletion                                         74,332       99,108
       Loss on sale of assets                               -         28,704
  Changes in assets and liabilities:
       (Increase) decrease in accounts receivable        59,337      (11,442)
       Increase (decrease) in accounts payable            1,090      (13,470)
                                                       --------     --------
          Net cash provided by operating activities     231,045      186,346
                                                       --------     --------

Cash flows from investing activities:

  Additions to oil and gas properties                    (9,603)        (457)
  Proceeds from sale of assets                              -          6,828
                                                       --------     --------
          Net cash provided by (used in)
             investing activities                        (9,603)       6,371
                                                       --------     --------

Cash flows from financing activities:

  Cash distributions to partners                       (225,679)    (174,411)
                                                       --------     --------

Net increase (decrease) in cash and cash equivalents     (4,237)      18,306
Cash and cash equivalents at beginning of period        127,525      118,751
                                                       --------     --------

Cash and cash equivalents at end of period            $ 123,288    $ 137,057
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 90-A, L.P. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 11% to $325,758 from $367,716 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 16% decline in barrels of oil produced and sold and a 15% decline in mcf of gas produced and sold, offset by a 14% increase in the average price received per mcf of gas and a slight increase in the average price received per barrel of oil. For the six months ended June 30, 1997, 10,847 barrels of oil were sold compared to 12,900 for the same period in 1996, a decrease of 2,053 barrels. For the six months ended June 30, 1997, 39,615 mcf of gas were sold compared to 46,721 for the same period in 1996, a decrease of 7,106 mcf. The production volume decreases were due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased slightly from $20.16 for the six months ended June 30, 1996 to $20.43 for the same period ended June 30, 1997, while the average price received per mcf of gas increased from $2.30 during the six months ended June 30, 1996 to $2.63 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Costs and Expenses:

Total costs and expenses decreased to $233,250 for the six months ended June 30, 1997 as compared to $287,384 for the same period in 1996, a decrease of $54,134, or 19%. This decrease was due to declines in loss on sale of assets, depletion and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $148,358 for the six months ended June 30, 1997 and $147,773 for the same period in 1996 resulting in a $585 increase. The increase was due to additional well repair and maintenance costs and workover cost incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 11% from $11,799 for the six months ended June 30, 1996 to $10,560 for the same period in 1997.

Depletion was $74,332 for the six months ended June 30, 1997 compared to $99,108 for the same period in 1996. This represented a decrease in depletion of $24,776, or 25%, primarily due to a reduction in oil production of 2,053 barrels for the six months ended June 30, 1997 as compared to the same period in 1996.

A loss on sale of assets of $28,704 was recognized during the six months ended June 30, 1996. This loss was the result of the sale of one gas well to Costilla Energy, L.L.C.

Three months ended June 30, 1997 compared with three months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 21% to $145,527 from $183,070 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from a 15% decline in barrels of oil produced and sold, a 5% decline in mcf of gas produced and sold and a 13% decrease in the average price received per barrel of oil. For the three months ended June 30, 1997, 5,266 barrels of oil were sold compared to 6,224 for the same period in 1996, a decrease of 958 barrels. For the three months ended June 30, 1997, 19,705 mcf of gas were sold compared to 20,828 for the same period in 1996, a decrease of 1,123 mcf. The decrease in production volumes was due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $2.71 from $21.47 for the three months ended June 30, 1996 to $18.76 for the same period in 1997, while the average price received per mcf of gas was $2.37 during the three months ended June 30, 1996 and 1997.

Costs and Expenses:

Total costs and expenses decreased to $117,004 for the three months ended June 30, 1997 as compared to $154,902 for the same period in 1996, a decrease of $37,898, or 24%. This decrease was due to declines in loss on sale of assets, depletion and G&A, offset by an increase in production costs.

Production costs were $74,403 for the three months ended June 30, 1997 and $72,605 for the same period in 1996 resulting in a $1,798 increase. The increase was due to additional well repair and maintenance costs and workover expenses incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 26% from $6,260 for the three months ended June 30, 1996 to $4,630 for the same period in 1997.

Depletion was $37,971 for the three months ended June 30, 1997 compared to $47,333 for the same period in 1996. This represented a decrease in depletion of $9,362, or 20%, which is primarily due to a reduction in oil production of 958 barrels for the three months ended June 30, 1997 as compared to the same period in 1996.

A loss on sale of assets of $28,704 was recognized during the three months ended June 30, 1996. This loss was the result of the sale of one gas well to Costilla Energy, L.L.C.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $44,699 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This increase was due to an increase in oil and gas receipts and a decrease in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1997 and 1996 were for expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $6,828 were received from the sale of one gas well during the six months ended June 30, 1996.
                                        9

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $225,679 of which $2,257 was distributed to themanaging general partner and $223,422 to thelimited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $174,411 of which $1,913 was distributed to the managing general partner and $172,498 to the limited partners.

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


                                        PARKER & PARSLEY 90-A, L.P.

                                    By: Parker & Parsley Development L.P.,
                                         Managing General Partner
                                        By: Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  August 11, 1997             By:  /s/ Rich Dealy
                                        -------------------------------
                                        Rich Dealy, Controller of PPUSA