Form 10-Q
period 1997-09-30
PARKER & PARSLEY 90 A L P
filed 1997-11-06
CIK 844614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 90-A, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1997 and
              December 31, 1996   ....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1997 and 1996.................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1997.................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996..............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.  Financial Data Schedule

           Signatures.................................................   11

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                  September 30,    December 31,
                                                         1997             1996
                                                  ------------     -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $110,597 at September 30
     and $102,316 at December 31                  $    110,817    $    127,525
   Accounts receivable - oil and gas sales              74,429         131,628
                                                   -----------     -----------
          Total current assets                         185,246         259,153
                                                   -----------     -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              5,066,728       5,053,096
Accumulated depletion                               (3,274,840)     (3,165,751)
                                                   -----------     -----------
                                                     1,791,888       1,887,345
                                                   -----------     -----------
                                                  $  1,977,134    $  2,146,498
                                                   ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     22,888    $     18,703
   Accounts payable - other                                -                32
                                                   -----------     -----------
                                                        22,888          18,735
                                                   -----------     -----------
Partners' capital:
   Managing general partner                             19,623          21,358
   Limited partners (6,811 interests)                1,934,623       2,106,405
                                                   -----------     -----------
                                                     1,954,246       2,127,763
                                                   -----------     -----------
                                                  $  1,977,134    $  2,146,498
                                                   ===========     ===========


The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended      Nine months ended
                                      September 30,           September 30,
                                  ---------------------   ---------------------
                                     1997        1996        1997        1996
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 134,280   $ 165,659   $ 460,038   $ 533,375
  Interest                            1,739       1,901       5,517       5,015
                                   --------    --------    --------    --------
                                    136,019     167,560     465,555     538,390
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             77,571      78,353     225,929     226,126
  General and administrative          4,633       5,381      15,193      17,180
  Depletion                          34,757      33,014     109,089     132,122
  Loss on disposition of assets         -            13         -        28,717
                                   --------    --------    --------    --------
                                    116,961     116,761     350,211     404,145
                                   --------    --------    --------    --------
Net income                        $  19,058   $  50,799   $ 115,344   $ 134,245
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $     190   $     508   $   1,153   $   1,342
                                   ========    ========    ========    ========
  Limited partners                $  18,868   $  50,291   $ 114,191   $ 132,903
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $    2.77   $    7.38   $   16.77   $   19.51
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    9.18   $   13.03   $   41.99   $   38.36
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general      Limited
                                    partner      partners        Total
                                    --------    ----------    ----------

Balance at January 1, 1997          $ 21,358    $2,106,405    $2,127,763

    Distributions                     (2,888)     (285,973)     (288,861)

    Net income                         1,153       114,191       115,344
                                     -------     ---------     ---------

Balance at September 30, 1997       $ 19,623    $1,934,623    $1,954,246
                                     =======     =========     =========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                            September 30,
                                                        ---------    ---------
                                                          1997         1996
                                                        ---------    ---------
Cash flows from operating activities:
  Net income                                            $ 115,344    $ 134,245
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          109,089      132,122
       Loss on disposition of assets                          -         28,717
  Changes in assets and liabilities:
       (Increase) decrease in accounts receivable          57,199       (6,806)
       Increase (decrease) in accounts payable              4,153      (10,620)
                                                         --------     --------
           Net cash provided by operating activities      285,785      277,658
                                                         --------     --------
Cash flows from investing activities:
  Additions to oil and gas properties                     (13,632)      (1,189)
  Proceeds from disposition of assets                         -          6,815
                                                         --------     --------
           Net cash provided by (used in) investing
             activities                                   (13,632)       5,626
                                                         --------     --------
Cash flows from financing activities:
  Cash distributions to partners                         (288,861)    (264,111)
                                                         --------     --------
Net increase (decrease) in cash and cash equivalents      (16,708)      19,173
Cash and cash equivalents at beginning of period          127,525      118,751
                                                         --------     --------
Cash and cash equivalents at end of period              $ 110,817    $ 137,924
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

    The accompanying notes are an integral part of these financial statements

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 90-A, L.P. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
   September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 14% to $460,038 from $533,375 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the nine months ended September 30, 1997, 15,814 barrels of oil were sold compared to 18,518 for the same period in 1996, a decrease of 2,704 barrels, or 15%. For the nine months ended September 30, 1997, 59,805 mcf of gas were sold compared to 68,476 mcf for the same period in 1996, a decrease of 8,671 mcf, or 13%. The production volume decreases were due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased 4% from $20.60 for the nine months ended September 30, 1996 to $19.76 for the same period ended September 30, 1997, while the average price received per mcf of gas increased 11% from $2.22 during the nine months ended September 30, 1996 to $2.47 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

Costs and Expenses:

Total costs and expenses decreased to $350,211 for the nine months ended September 30, 1997 as compared to $404,145 for the same period in 1996, a decrease of $53,934, or 13%. This decrease was due to declines in loss on disposition of assets, depletion, general and administrative expenses ("G&A") and production costs.

Production costs were $225,929 for the nine months ended September 30, 1997 and $226,126 for the same period in 1996, resulting in a $197 decrease. The decrease was due to a slight decline in production tax due to a decline in oil and gas sales.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 12% from $17,180 for the nine months ended September 30, 1996 to $15,193 for the same period in 1997.

Depletion was $109,089 for the nine months ended September 30, 1997 compared to $132,122 for the same period in 1996, representing a decrease of $23,033, or 17%. This decrease was primarily attributable to a decline in oil production of 2,704 barrels for the nine months ended September 30, 1997 as compared to the same period in 1996.

A loss on disposition of assets of $28,717 was recognized during the nine months ended September 30, 1996. This loss was the result of the sale of one gas well to Costilla Energy, L.L.C.

Three months ended September 30, 1997 compared with three months ended September
   30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 19% to $134,280 from $165,659 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from a decrease in the average price received per barrel of oil and declines in barrels of oil and mcf of gas produced and sold, offset by an increase in the average price received per mcf of gas. For the three months ended September 30, 1997, 4,967 barrels of oil were sold compared to 5,618 for the same period in 1996, a decrease of 651 barrels, or 12%. For the three months ended September 30, 1997, 20,190 mcf of gas were sold compared to 21,755 for the same period in 1996, a decrease of 1,565 mcf, or 7%. The decreases in production volumes were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.31, or 15%, from $21.59 for the three months ended September 30, 1996 to $18.28 for the same period in 1997, while the average price received per mcf of gas increased 5% from $2.04 during the three months ended September 30, 1996 to $2.15 in 1997.

Costs and Expenses:

Total costs and expenses increased to $116,961 for the three months ended September 30, 1997 as compared to $116,761 for the same period in 1996, an increase of $200. This increase was due to additional depletion expense, offset by declines in production costs, G&A and loss on disposition of assets.

Production costs were $77,571 for the three months ended September 30, 1997 and $78,353 for the same period in 1996 resulting in a $782 decrease. The decrease was due to lower well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 14% from $5,381 for the three months ended September 30, 1996 to $4,633 for the same period in 1997.

Depletion was $34,757 for the three months ended September 30, 1997 compared to $33,014 for the same period in 1996, representing an increase of $1,743, or 5%, primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices, offset by a decline in oil production of 651 barrels.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $8,127 during the nine months ended September 30, 1997 from the same period ended September 30, 1996. This increase was primarily due to a decrease in G&A paid, offset by a decline in oil and gas receipts and an increase in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1997 and 1996 were for expenditures related to equipment replacement on various oil and gas properties.
                                        9

Proceeds from disposition of assets of $6,815 were received from the sale of one gas well during the nine months ended September 30, 1996.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $288,861 of which $2,888 was distributed to the managing general partner and $285,973 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $264,111 of which $2,868 was distributed to the managing general partner and $261,243 to the limited partners.

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

(b)   Reports on Form 8-K - none

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PARKER & PARSLEY 90-A, L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 6, 1997            By:    /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Controller