Form 10-Q
period 1998-06-30
PARKER & PARSLEY 90 A L P
filed 1998-08-07
CIK 844614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-A, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 199..........................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997........................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998........................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997.....................................    6

           Notes to Financial Statements................................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.............................   11

           27.1   Financial Reporting Schedule

           Signatures...................................................   12

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1998            1997
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $101,937 at June 30
    and $116,291 at December 31                    $   102,156     $   116,510
  Accounts receivable - oil and gas sales               56,651          87,628
                                                    ----------      ----------
        Total current assets                           158,807         204,138
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               5,073,977       5,067,298
Accumulated depletion                               (3,705,085)     (3,637,375)
                                                    ----------      ----------
        Net oil and gas properties                   1,368,892       1,429,923
                                                    ----------      ----------
                                                   $ 1,527,699     $ 1,634,061
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    29,461     $    21,290

Partners' capital:
  Managing general partner                              15,063          16,209
  Limited partners (6,811 interests)                 1,483,175       1,596,562
                                                    ----------      ----------
                                                     1,498,238       1,612,771
                                                    ----------      ----------
                                                   $ 1,527,699     $ 1,634,061
                                                    ==========      ==========


   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended       Six months ended
                                         June 30,                 June 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 113,383   $ 145,527   $ 240,589   $ 325,758
  Interest                            1,500       1,933       3,199       3,778
                                   --------    --------    --------    --------
                                    114,883     147,460     243,788     329,536
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             75,490      74,403     148,593     148,358
  General and administrative          7,201       4,630      11,447      10,560
  Depletion                          34,815      37,971      67,710      74,332
                                   --------    --------    --------    --------
                                    117,506     117,004     227,750     233,250
                                   --------    --------    --------    --------
Net income (loss)                 $  (2,623)  $  30,456   $  16,038   $  96,286
                                   ========    ========    ========    ========

Allocation of net income (loss):
  Managing general partner        $     (26)  $     305   $     160   $     963
                                   ========    ========    ========    ========
  Limited partners                $  (2,597)  $  30,151   $  15,878   $  95,323
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    (.38)  $    4.43   $    2.33   $   14.00
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    6.05   $   12.39   $   18.98   $   32.80
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners         Total
                                      ---------     ----------     ----------

Balance at January 1, 1998            $  16,209     $1,596,562     $1,612,771

    Distributions                        (1,306)      (129,265)      (130,571)

    Net income                              160         15,878         16,038
                                       --------      ---------      ---------

Balance at June 30, 1998              $  15,063     $1,483,175     $1,498,238
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                              June 30,
                                                     -------------------------
                                                        1998           1997
                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                         $   16,038     $   96,286
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depletion                                         67,710         74,332
  Changes in assets and liabilities:
       Accounts receivable                               30,977         59,337
       Accounts payable                                   8,171          1,090
                                                      ---------      ---------
        Net cash provided by operating activities       122,896        231,045
                                                      ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (6,679)        (9,603)

Cash flows from financing activities:
  Cash distributions to partners                       (130,571)      (225,679)
                                                      ---------      ---------
Net decrease in cash and cash equivalents               (14,354)        (4,237)
Cash and cash equivalents at beginning of period        116,510        127,525
                                                      ---------      ---------
Cash and cash equivalents at end of period           $  102,156     $  123,288
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 90-A, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
   June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 26% to $240,589 from $325,758 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 11,127 barrels of oil, 5,392 barrels of natural gas liquids ("NGLs") and 24,197 mcf of gas were sold, or

20,552 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 10,847 barrels of oil and 39,615 mcf of gas were sold, or 17,450 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.27, or 31%, from $20.43 for the six months ended June 30, 1997 to $14.16 for the same period ended June 30, 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.92. The average price received per mcf of gas decreased 37% from $2.63 during the six months ended June 30, 1997 to $1.67 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $227,750 for the six months ended June 30, 1998 as compared to $233,250 for the same period in 1997, a decrease of $5,500. This decrease was due to a decline in depletion, offset by increases in general and administrative expenses ("G&A") and production costs.

Production costs were $148,593 for the six months ended June 30, 1998 and $148,358 for the same period in 1997 resulting in a $235 increase. The increase was primarily due to additional well maintenance costs incurred in an effort to stimulate well production, offset by a decline in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 8% from $10,560 for the six months ended June 30, 1997 to $11,447 for the same period in 1998.

Depletion was $67,710 for the six months ended June 30, 1998 compared to $74,332 for the same period in 1997. This represented a decrease in depletion of $6,622, or 9%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices and a slight increase in oil production for the six months ended June 30, 1998 compared to the same period in 1997.

Three months ended June 30, 1998 compared with three months ended
   June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 22% to $113,383 from $145,527 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 5,358 barrels of oil, 2,355 barrels of NGLs and 9,423 mcf of gas were sold, or 9,284 BOEs. For the three months ended June 30, 1997, 5,266 barrels of oil and 19,705 mcf of gas were sold, or 8,550 BOEs.

The average price received per barrel of oil decreased $5.31, or 28%, from $18.76 for the three months ended June 30, 1997 to $13.45 for the same period in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $9.60. The average price received per mcf of gas decreased 16% from $2.37 during the three months ended June 30, 1997 to $1.98 for the same period in 1998.

Costs and Expenses:

Total costs and expenses increased to $117,506 for the three months ended June 30, 1998 as compared to $117,004 for the same period in 1997, an increase of $502. This increase was due to slight increases in G&A and production costs, offset by a slight decrease in depletion.

Production costs were $75,490 for the three months ended June 30, 1998 and $74,403 for the same period in 1997 resulting in a $1,087 increase. The increase was due to additional well maintenance costs incurred in an effort to stimulate well production, offset by decreases in production taxes and workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 56% from $4,630 for the three months ended June 30, 1997 to $7,201 for the same period in 1998.

Depletion was $34,815 for the three months ended June 30, 1998 compared to $37,971 for the same period in 1997. This represented a decrease in depletion of $3,156, or 8%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS

121 during the fourth quarter of 1997, offset by a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices and a slight increase in oil production for the three months ended June 30, 1998 compared to the same period in 1997.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $108,149 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was due to a decline in oil and gas sales receipts, offset by a decline in G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1998 and 1997 were for expenditures related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $130,571 of which $1,306 was distributed to the managing general partner and $129,265 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $225,679 of which $2,257 was distributed to the managing general partner and $223,422 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                           PARKER & PARSLEY 90-A, L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated:  August 7, 1998              By:    /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer