Form 10-Q
period 1999-03-31
PARKER & PARSLEY 90 A L P
filed 1999-05-11
CIK 844614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999


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


                                Yes / x / No / /

                           PARKER & PARSLEY 90-A, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1999 and
              December 31, 1998........................................    3

           Statements of Operations for the three months
             ended March 31, 1999 and 1998.............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1999......................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1999 and 1998.............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           27.1    Financial Data Schedule

           Signatures..................................................   12

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1999             1998
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash                                             $    88,221     $    92,210
  Accounts receivable - oil and gas sales               52,240          50,121
                                                    ----------      ----------
         Total current assets                          140,461         142,331
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               5,077,969       5,076,345
Accumulated depletion                               (3,877,545)     (3,832,899)
                                                    ----------      ----------
         Net oil and gas properties                  1,200,424       1,243,446
                                                    ----------      ----------
                                                   $ 1,340,885     $ 1,385,777
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    14,165     $    13,101

Partners' capital:
  Managing general partner                              13,348          13,808
  Limited partners (6,811 interests)                 1,313,372       1,358,868
                                                    ----------      ----------
                                                     1,326,720       1,372,676
                                                    ----------      ----------
                                                   $ 1,340,885     $ 1,385,777
                                                    ==========      ==========



  The financial information included as of March 31, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                        Three months ended
                                                              March 31,
                                                     -------------------------
                                                        1999           1998
                                                     ----------     ----------
Revenues:
  Oil and gas                                        $   83,962     $  127,206
  Interest                                                  893          1,699
                                                      ---------      ---------
                                                         84,855        128,905
                                                      ---------      ---------
Costs and expenses:
  Oil and gas production                                 60,823         73,103
  General and administrative                              3,458          4,246
  Depletion                                              44,646         32,895
                                                      ---------      ---------
                                                        108,927        110,244
                                                      ---------      ---------
Net income (loss)                                    $  (24,072)    $   18,661
                                                      =========      =========
Allocation of net income (loss):
  Managing general partner                           $     (241)    $      186
                                                      =========      =========
  Limited partners                                   $  (23,831)    $   18,475
                                                      =========      =========
Net income (loss) per limited partnership interest   $    (3.50)    $     2.71
                                                      =========      =========
Distributions per limited partnership interest       $     3.18     $    12.93
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general        Limited
                                        partner        partners        Total
                                       ----------     ----------     ----------

Balance at January 1, 1999             $   13,808     $1,358,868     $1,372,676

    Distributions                            (219)       (21,665)       (21,884)

    Net loss                                 (241)       (23,831)       (24,072)
                                        ---------      ---------      ---------

Balance at March 31, 1999              $   13,348     $1,313,372     $1,326,720
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                         Three months ended
                                                               March 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                   $  (24,072)   $   18,661
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depletion                                           44,646        32,895
  Changes in assets and liabilities:
      Accounts receivable                                 (2,119)       25,117
      Accounts payable                                     1,064         1,243
                                                       ---------     ---------
        Net cash provided by operating activities         19,519        77,916
                                                       ---------     ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                     (1,624)       (5,360)

Cash flows used in financing activities:
  Cash distributions to partners                         (21,884)      (88,959)
                                                       ---------     ---------
Net decrease in cash                                      (3,989)      (16,403)
Cash at beginning of period                               92,210       116,510
                                                       ---------     ---------
Cash at end of period                                 $   88,221    $  100,107
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 90-A, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 34% to $83,962 from $127,206 for the three months ended March 31, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and declines in production. For the three months ended March 31, 1999, 4,781 barrels of oil, 2,451 barrels of natural gas liquids ("NGLs") and 11,133 mcf of gas were sold, or 9,088 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1998, 5,769 barrels of oil, 3,037 barrels of NGLs and 14,774 mcf of gas were sold, or 11,268 BOEs.

The average price received per barrel of oil decreased $3.16, or 21%, from $14.82 for the three months ended March 31, 1998 to $11.66 for the same period in 1999. The average price received per barrel of NGLs decreased $1.39 , or 21%, from $6.61 for the three months ended March 31, 1998 to $5.22 for the same period in 1999. The average price received per mcf of gas decreased 5% from $1.46 during the three months ended March 31, 1998 to $1.38 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1999.

A continuation of the oil price environment experienced during the first quarter of 1999 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $108,927 for the three months ended March 31, 1999 as compared to $110,244 for the same period in 1998, a decrease of $1,317. This decrease was due to declines in production costs and general and administrative expenses ("G&A"), offset by an increase in depletion.

Production costs were $60,823 for the three months ended March 31, 1999 and $73,103 for the same period in 1998, resulting in a $12,280 decrease, or 17%. This decrease was due to declines in well maintenance costs, production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 19% from $4,246 for the three months ended March 31, 1998 to $3,458 for the same period in 1999.

Depletion was $44,646 for the three months ended March 31, 1999 compared to $32,895 for the same period in 1998, an increase of $11,751, or 36%. This increase was primarily the result of a decline in proved reserves during the three months ended March 31, 1999 due to the lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998 and a reduction in oil production of 988 barrels for the period ended three months ended March 31, 1999 compared to the same period in 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $58,397 during the three months ended March 31, 1999 from the same period in 1998. This decrease was primarily due to a decline in oil and gas sales receipts and an increase in G&A expenses paid, offset by a decline in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 1999 and 1998 were for expenditures related to oil and gas equipment replacement on active oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1999 to cover distributions to the partners of $21,884 of which $219 was distributed to the managing general partner and $21,665 to the limited partners. For the same period ended March 31, 1998, cash was sufficient for distributions to the partners of $88,959 of which $890 was distributed to the managing general partner and $88,069 to the limited partners.

During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the later part of the first quarter of 1999 and into April 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time. As a result, future commodity prices will have a direct impact on the amount of future distributions and could result in limited or no distributions to the partners.

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

As of March 31, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

The managing general partner expects to complete the assessment phase of its Year 2000 project by the end of the second quarter of 1999. Through March 31, 1999, the managing general partner had distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 48% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of March 31, 1999, the managing general partner estimates that the remedial phase is approximately 79% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by mid-1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of June 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of March 31, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.4 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the assessment phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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

(b) Reports on Form 8-K - none.

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


                                            PARKER & PARSLEY 90-A, L.P.

                                   By:      Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 11, 1999               By:      /s/ Rich Dealy
                                            ---------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer