Form 10-Q
period 1999-06-30
PARKER & PARSLEY 90 A L P
filed 1999-08-09
CIK 844614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-A, L.P.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998.....................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1999 and 1998.................................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   12

           27.1   Financial Reporting Schedule

           Signatures...............................................   13

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    June 30,       December 31,
                                                      1999            1998
                                                  -----------      -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash                                            $   108,664      $    92,210
  Accounts receivable - oil and gas sales              67,453           50,121
                                                   ----------       ----------
        Total current assets                          176,117          142,331
                                                   ----------       ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              5,070,780        5,076,345
Accumulated depletion                              (3,898,611)      (3,832,899)
                                                   ----------       ----------
        Net oil and gas properties                  1,172,169        1,243,446
                                                   ----------       ----------
                                                  $ 1,348,286      $ 1,385,777
                                                   ==========       ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    17,726      $    13,101

Partners' capital:
  Managing general partner                             13,387           13,808
  Limited partners (6,811 interests)                1,317,173        1,358,868
                                                   ----------       ----------
                                                    1,330,560        1,372,676
                                                   ----------       ----------
                                                  $ 1,348,286      $ 1,385,777
                                                   ==========       ==========


   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended       Six months ended
                                        June 30,                 June 30,
                                  ---------------------   ---------------------
                                    1999        1998        1999         1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 111,127   $ 113,383   $ 195,089   $ 240,589
  Interest                            1,063       1,500       1,956       3,199
                                   --------    --------    --------    --------
                                    112,190     114,883     197,045     243,788
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             71,921      75,490     132,744     148,593
  General and administrative          3,806       7,201       7,264      11,447
  Depletion                          21,066      34,815      65,712      67,710
                                   --------    --------    --------    --------
                                     96,793     117,506     205,720     227,750
                                   --------    --------    --------    --------
Net income (loss)                 $  15,397   $  (2,623)  $  (8,675)  $  16,038
                                   ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner        $     154   $     (26)  $     (87)  $     160
                                   ========    ========    ========    ========
  Limited partners                $  15,243   $  (2,597)  $  (8,588)  $  15,878
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    2.24   $    (.38)  $   (1.26)  $    2.33
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    1.68   $    6.05   $    4.86   $   18.98
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general        Limited
                                      partner        partners         Total
                                     ---------      ----------     ----------

Balance at January 1, 1999           $  13,808      $1,358,868     $1,372,676

    Distributions                         (334)        (33,107)       (33,441)

    Net loss                               (87)         (8,588)        (8,675)
                                      --------       ---------      ---------

Balance at June 30, 1999             $  13,387      $1,317,173     $1,330,560
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six months ended
                                                            June 30,
                                                   -------------------------
                                                      1999           1998
                                                   ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                $   (8,675)    $   16,038
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Depletion                                       65,712         67,710
  Changes in assets and liabilities:
       Accounts receivable                            (17,332)        30,977
       Accounts payable                                 4,625          8,171
                                                    ---------      ---------
          Net cash provided by operating
            activities                                 44,330        122,896
                                                    ---------      ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                  (1,655)        (6,679)
  Proceeds from asset dispositions                      7,220            -
                                                    ---------      ---------
          Net cash provided by (used in)
            investing activities                        5,565         (6,679)
                                                    ---------      ---------
Cash flows used in financing activities:
  Cash distributions to partners                      (33,441)      (130,571)
                                                    ---------      ---------
Net increase (decrease) in cash                        16,454        (14,354)
Cash at beginning of period                            92,210        116,510
                                                    ---------      ---------
Cash at end of period                              $  108,664     $  102,156
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 90-A, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
   June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 19% to $195,089 from $240,589 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and a decrease in production. For the six months ended June 30, 1999, 9,267 barrels of oil, 5,512 barrels of natural gas liquids ("NGLs") and 21,392 mcf of gas were sold, or 18,344 barrel of oil equivalents ("BOEs"). For the six months ended June 30,

1998, 11,127 barrels of oil, 5,392 barrels of NGLs and 24,197 mcf of gas were sold, or 20,552 BOEs.

The average price received per barrel of oil decreased 6% from $14.16 for the six months ended June 30, 1998 to $13.27 for the same period ended June 30, 1999. The average price received per barrel of NGLs decreased 10% from $7.92 during the six months ended June 30, 1998 to $7.10 for the same period in 1999. The average price received per mcf of gas decreased 8% from $1.67 during the six months ended June 30, 1998 to $1.54 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $205,720 for the six months ended June 30, 1999 as compared to $227,750 for the same period in 1998, a decrease of $22,030, or 10%. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $132,744 for the six months ended June 30, 1999 and $148,593 for the same period in 1998 resulting in a $15,849 decrease, or 11%. The decrease was primarily due to less well maintenance costs and declines in production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 37% from $11,447 for the six months ended June 30, 1998 to $7,264 for the same period in 1999.

Depletion was $65,712 for the six months ended June 30, 1999 compared to $67,710 for the same period in 1998, a decrease of $1,998, or 3%. This decrease was primarily the result of a reduction in oil production of 1,860 barrels for the six months ended June 30, 1999 compared to the same period in 1998, an increase in proved reserves during the period ended June 30, 1999 due to higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended June 30, 1999 compared with three months ended
   June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased slightly to $111,127 from $113,383 for the three months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from decreases in production and lower average prices received from barrels of NGLs and mcf of gas, offset by a higher average price received per barrel of oil. For the three months ended June 30, 1999, 4,486 barrels of oil, 3,061 barrels of NGLs and 10,259 mcf of gas were sold, or 9,257 BOEs. For the three months ended June 30, 1998, 5,358 barrels of oil, 2,355 barrels of NGLs and 9,423 mcf of gas were sold, or 9,284 BOEs.

The average price received per barrel of oil increased $1.54, or 11%, from $13.45 for the three months ended June 30, 1998 to $14.99 for the same period in 1999. The average price received per barrel of NGLs decreased 10% from $9.60 during the three months ended June 30, 1998 to $8.62 for the same period in 1999. The average price received per mcf of gas decreased 14% from $1.98 during the three months ended June 30, 1998 to $1.71 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $96,793 for the three months ended June 30, 1999 as compared to $117,506 for the same period in 1998, a decrease of $20,713, or 18%. This decrease was due to declines in depletion, production costs and G&A.

Production costs were $71,921 for the three months ended June 30, 1999 and $75,490 for the same period in 1998 resulting in a $3,569 decrease, or 5%. The decrease was due to less well maintenance costs and declines in production taxes and ad valorem taxes.

During this period, G&A decreased, in aggregate, 47% from $7,201 for the three months ended June 30, 1998 to $3,806 for the same period in 1999.

Depletion was $21,066 for the three months ended June 30, 1999 compared to $34,815 for the same period in 1998, a decrease of $13,749, or 39%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices, a decrease in oil production of 872 barrels for the three months ended June 30, 1999 as compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $78,566 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This decrease was primarily due to a decline in oil and gas sales receipts, offset by declines in production costs and G&A expenses paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1999 and 1998 were for expenditures related to oil and gas equipment replacement on various oil and gas properties.

Proceeds of $7,220 were recognized during the six months ended June 30, 1999 from equipment credits on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $33,441 of which $334 was distributed to the managing general partner and $33,107 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $130,571 of which $1,306 was distributed to the managing general partner and $129,265 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

o the identification of necessary remediation, upgrade and/or replacement of existing information technology applications and systems;

o      the  assessment  of   non-information   technology  exposures,   such  as
       telecommunications systems, security systems, elevators and process control equipment;
                                       10

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                          PARKER & PARSLEY 90-A, L.P.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  August 6, 1999           By:        /s/ Rich Dealy
                                          -------------------------------
                                          Rich Dealy, Vice President and
                                          Chief Accounting Officer