Form 10-Q
period 1999-09-30
PARKER & PARSLEY 90 A L P
filed 1999-11-08
CIK 844614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


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


                                Yes / x / No / /

                           PARKER & PARSLEY 90-A, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1999 and
              December 31, 1998.......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1999 and 1998.................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1999.................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1999 and 1998..............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   12

           27.1   Financial Data Schedule

           Signatures.................................................   13

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                      1999             1998
                                                  ------------      -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
   Cash                                           $   110,535      $    92,210
   Accounts receivable - oil and gas sales             76,858           50,121
                                                   ----------       ----------
          Total current assets                        187,393          142,331
                                                   ----------       ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             5,070,983        5,076,345
Accumulated depletion                              (3,915,840)      (3,832,899)
                                                   ----------       ----------
                                                    1,155,143        1,243,446
                                                   ----------       ----------
                                                  $ 1,342,536      $ 1,385,777
                                                   ==========       ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $    16,501      $    13,101

Partners' capital:
   Managing general partner                            13,342           13,808
   Limited partners (6,811 interests)               1,312,693        1,358,868
                                                   ----------       ----------
                                                    1,326,035        1,372,676
                                                   ----------       ----------
                                                  $ 1,342,536      $ 1,385,777
                                                   ==========       ==========


The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended      Nine months ended
                                       September 30,           September 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 131,280   $ 108,695   $ 326,369   $ 349,284
  Interest                            1,466       1,477       3,422       4,676
                                   --------    --------    --------    --------
                                    132,746     110,172     329,791     353,960
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             58,308      69,466     191,052     218,059
  General and administrative          5,872       3,073      13,136      14,520
  Depletion                          17,229      40,583      82,941     108,293
                                   --------    --------    --------    --------
                                     81,409     113,122     287,129     340,872
                                   --------    --------    --------    --------
Net income (loss)                 $  51,337   $  (2,950)  $  42,662   $  13,088
                                   ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner        $     514   $     (30)  $     427   $     130
                                   ========    ========    ========    ========
  Limited partners                $  50,823   $  (2,920)  $  42,235   $  12,958
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    7.46   $    (.43)  $    6.20   $    1.90
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    8.12   $    5.14   $   12.98   $   24.12
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general        Limited
                                     partner        partners        Total
                                    ----------     ----------     ----------

Balance at January 1, 1999          $   13,808     $1,358,868     $1,372,676

    Distributions                         (893)       (88,410)       (89,303)

    Net income                             427         42,235         42,662
                                     ---------      ---------      ---------

Balance at September 30, 1999       $   13,342     $1,312,693     $1,326,035
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Nine months ended
                                                           September 30,
                                                    ------------------------
                                                       1999           1998
                                                    ---------      ---------
Cash flows from operating activities:
  Net income                                        $  42,662      $  13,088
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                       82,941        108,293
  Changes in assets and liabilities:
       Accounts receivable                            (26,737)        25,002
       Accounts payable                                 3,400         11,383
                                                     --------       --------
           Net cash provided by operating
             activities                               102,266        157,766
                                                     --------       --------
Cash flows from investing activities:
  Additions to oil and gas properties                  (1,858)        (7,786)
  Proceeds from asset dispositions                      7,220            -
                                                     --------       --------
           Net cash provided by (used in)
             investing activities                       5,362         (7,786)
                                                     --------       --------
Cash flows used in financing activities:
  Cash distributions to partners                      (89,303)      (165,915)
                                                     --------       --------
Net increase (decrease) in cash                        18,325        (15,935)
Cash at beginning of period                            92,210        116,510
                                                     --------       --------
Cash at end of period                               $ 110,535      $ 100,575
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

    The accompanying notes are an integral part of these financial statements

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 90-A, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1999 compared with nine months ended  September
   30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 7% to $326,369 from $349,284 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in revenues resulted from a decline in production, offset by higher average prices received. For the nine months ended September 30, 1999, 13,333 barrels of oil, 8,559 barrels of natural gas liquids ("NGLs") and 31,642 mcf of gas were sold, or 27,166 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 16,486 barrels of oil, 8,559 barrels of NGLs and 37,101 mcf of gas were sold, or 31,229 BOEs.

The average price received per barrel of oil increased $1.52, or 11%, from $13.58 for the nine months ended September 30, 1998 to $15.10 for the same period in 1999. The average price received per barrel of NGLs increased 11% from $7.50 during the nine months ended September 30, 1998 to $8.33 for the same period in 1999. The average price received per mcf of gas increased 3% from $1.65 during the nine months ended September 30, 1998 to $1.70 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $287,129 for the nine months ended September 30, 1999 as compared to $340,872 for the same period in 1998, a decrease of $53,743, or 16%. This decrease was due to declines in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $191,052 for the nine months ended September 30, 1999 and $218,059 for the same period in 1998, resulting in a $27,007 decrease, or 12%. The decrease was due to declines in well maintenance costs, production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 10% from $14,520 for the nine months ended September 30, 1998 to $13,136 for the same period in 1999.

Depletion was $82,941 for the nine months ended September 30, 1999 compared to $108,293 for the same period in 1998, representing a decrease of $25,352, or 23%. This decrease was the result of a reduction in oil production of 3,153 barrels for the nine months ended September 30, 1999 compared to the same period in 1998, an increase in proved reserves during the period ended September 30, 1999 due to higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended September 30, 1999 compared with three months ended September
   30, 1998

Revenues:

The Partnership's oil and gas revenues increased 21% to $131,280 from $108,695 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended September 30, 1999, 4,066 barrels of oil, 3,047 barrels of NGLs and 10,250 mcf of gas were sold, or 8,821 BOEs. For the three months ended September 30, 1998, 5,359 barrels of oil, 3,167 barrels of NGLs and 12,904 mcf of gas were sold, or 10,677 BOEs.

The average price received per barrel of oil increased $6.87, or 55%, from $12.38 for the three months ended September 30, 1998 to $19.25 for the same period in 1999. The average price received per barrel of NGLs increased $3.73, or 55%, from $6.80 during the three months ended September 30, 1998 to $10.53 for the same period in 1999. The average price received per mcf of gas increased 27% from $1.61 during the three months ended September 30, 1998 to $2.04 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $81,409 for the three months ended September 30, 1999 as compared to $113,122 for the same period in 1998, a decrease of $31,713, or 28%. This decrease was due to declines in depletion and production costs, offset by an increase in G&A.

Production costs were $58,308 for the three months ended September 30, 1999 and $69,466 for the same period in 1998 resulting in a $11,158 decrease, or 16%. The decrease was due to lower well maintenance costs and a decline in ad valorem taxes.

During this period, G&A increased from $3,073 for the three months ended September 30, 1998 to $5,872 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $17,229 for the three months ended September 30, 1999 compared to $40,583 for the same period in 1998, representing a decrease of $23,354, or 58%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices and a decrease in oil production of 1,293 barrels for the three months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $55,500 during the nine months ended September 30, 1999 from the same period ended September 30, 1998. This decrease was primarily due to a decline in oil and gas sales receipts of $75,908, offset by a decline in production costs paid of $20,408.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1999 and 1998 were for expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $7,220 were recognized during the nine months ended September 30, 1999 from equipment credits on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $89,303 of which $893 was distributed to the managing general partner and $88,410 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $165,915 of which $1,659 was distributed to the managing general partner and $164,256 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                           PARKER & PARSLEY 90-A, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 8, 1999          By:      /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer