Form 10-Q
period 2000-06-30
PARKER & PARSLEY 90 A L P
filed 2000-08-10
CIK 844614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                         Commission File No. 33-26097-05

                           PARKER & PARSLEY 90-A, L.P.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)


                 Delaware                                  75-2329245
   -----------------------------------------          ---------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-A, L.P.

                                TABLE OF CONTENTS


                                                                       Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999.......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999...................................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.1   Financial Reporting Schedule

           Signatures.................................................   11

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                   June 30,       December 31,
                                                     2000            1999
                                                  -----------     -----------
                                                  (Unaudited)
                 ASSETS
Current assets:
  Cash                                            $   120,631     $   122,649
  Accounts receivable - oil and gas sales              91,513          72,167
                                                   ----------      ----------
        Total current assets                          212,144         194,816
                                                   ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              5,080,552       5,076,362
Accumulated depletion                              (3,973,608)     (3,937,645)
                                                   ----------      ----------
        Net oil and gas properties                  1,106,944       1,138,717
                                                   ----------      ----------
                                                  $ 1,319,088     $ 1,333,533
                                                   ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    20,322     $    15,254

Partners' capital:
  Managing general partner                             13,069          13,264
  Limited partners (6,811 interests)                1,285,697       1,305,015
                                                   ----------      ----------
                                                    1,298,766       1,318,279
                                                   ----------      ----------
                                                  $ 1,319,088     $ 1,333,533
                                                   ==========      ==========



  The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended       Six months ended
                                       June 30,                  June 30,
                                 ---------------------   ---------------------
                                   2000        1999        2000        1999
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 178,954   $ 111,127   $ 362,257   $ 195,089
  Interest                           2,175       1,063       3,758       1,956
  Gain on disposition of assets      9,419         -         9,419         -
                                  --------    --------    --------    --------
                                   190,548     112,190     375,434     197,045
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            89,154      71,921     159,970     132,744
  General and administrative         6,057       3,806      11,738       7,264
  Depletion                         15,331      21,066      35,963      65,712
                                  --------    --------    --------    --------
                                   110,542      96,793     207,671     205,720
                                  --------    --------    --------    --------
Net income (loss)                $  80,006   $  15,397   $ 167,763   $  (8,675)
                                  ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner       $     800   $     154   $   1,678   $     (87)
                                  ========    ========    ========    ========
  Limited partners               $  79,206   $  15,243   $ 166,085   $  (8,588)
                                  ========    ========    ========    ========
Net income (loss) per limited
  partnership interest           $   11.62   $    2.24   $   24.38   $   (1.26)
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general        Limited
                                       partner        partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 2000            $   13,264     $1,305,015     $1,318,279

    Distributions                         (1,873)      (185,403)      (187,276)

    Net income                             1,678        166,085        167,763
                                       ---------      ---------      ---------

Balance at June 30, 2000              $   13,069     $1,285,697     $1,298,766
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                              June 30,
                                                      -----------------------
                                                         2000         1999
                                                      ---------     ---------
Cash flows from operating activities:
  Net income (loss)                                   $ 167,763     $  (8,675)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Depletion                                         35,963        65,712
       Gain on disposition of assets                     (9,419)          -
  Changes in assets and liabilities:
       Accounts receivable                              (19,346)      (17,332)
       Accounts payable                                   5,068         4,625
                                                       --------      --------
          Net cash provided by operating activities     180,029        44,330
                                                       --------      --------
Cash flows from investing activities:
  Additions to oil and gas properties                    (4,190)       (1,655)
  Proceeds from asset dispositions                        9,419         7,220
                                                       --------      --------
          Net cash provided by investing activities       5,229         5,565
                                                       --------      --------
Cash flows used in financing activities:
  Cash distributions to partners                       (187,276)      (33,441)
                                                       --------      --------
Net increase (decrease) in cash                          (2,018)       16,454
Cash at beginning of period                             122,649        92,210
                                                       --------      --------
Cash at end of period                                 $ 120,631     $ 108,664
                                                       ========      ========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 90-A, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended
   June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 86% to $362,257 for the six months ended June 30, 2000 as compared to $195,089 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2000, 8,965 barrels of oil, 5,338 barrels of natural gas liquids ("NGLs") and 19,897 mcf of gas were sold, or 17,619 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 9,267 barrels of oil, 5,512 barrels of NGLs and 21,392 mcf of gas were sold, or 18,344 BOEs.

The average price received per barrel of oil increased $14.19, or 107%, from $13.27 for the six months ended June 30, 1999 to $27.46 for the same period ended June 30, 2000. The average price received per barrel of NGLs increased $6.46, or 91%, from $7.10 during the six months ended June 30, 1999 to $13.56 for the same period in 2000. The average price received per mcf of gas increased 43% from $1.54 during the six months ended June 30, 1999 to $2.20 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $9,419 was recognized during the six months ended June 30, 2000 resulting from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $207,671 for the six months ended June 30, 2000 as compared to $205,720 for the same period in 1999, an increase of $1,951, or 1%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $159,970 for the six months ended June 30, 2000 and $132,744 for the same period in 1999 resulting in a $27,226 increase, or 21%. The increase was due to additional well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 62%, from $7,264 for the six months ended June 30, 1999 to $11,738 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $35,963 for the six months ended June 30, 2000 compared to $65,712 for the same period in 1999, a decrease of $29,749, or 45%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices and a decline in oil production of 302 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 61% to $178,954 for the three months ended June 30, 2000 as compared to $111,127 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended June 30, 2000, 4,198 barrels of oil, 2,815 barrels of NGLs and 10,000 mcf of gas were sold, or 8,680 BOEs. For the three months ended June 30, 1999, 4,486 barrels of oil, 3,061 barrels of NGLs and 10,259 mcf of gas were sold, or 9,257 BOEs.

The average price received per barrel of oil increased $12.55, or 84%, from $14.99 for the three months ended June 30, 1999 to $27.54 for the same period in 2000. The average price received per barrel of NGLs increased $4.74, or 55%, from $8.62 during the three months ended June 30, 1999 to $13.36 for the same period in 2000. The average price received per mcf of gas increased 50% from $1.71 during the three months ended June 30, 1999 to $2.57 for the same period in 2000.

Gain on disposition of assets of $9,419 was recognized during the three months ended June 30, 2000 from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $110,542 for the three months ended June 30, 2000 as compared to $96,793 for the same period in 1999, an increase of $13,749, or 14%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $89,154 for the three months ended June 30, 2000 and $71,921 for the same period in 1999 resulting in a $17,233 increase, or 24%. The increase was due to additional well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 59%, from $3,806 for the three months ended June 30, 1999 to $6,057 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $15,331 for the three months ended June 30, 2000 compared to $21,066 for the same period in 1999, a decrease of $5,735, or 27%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices and a decrease in oil production of 288 barrels for the three months ended June 30, 2000 as compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $135,699 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was due to an increase in oil and gas sales receipts of $166,956, offset by increases in operating costs paid of $27,891 and G&A expenses paid of $3,366.

Net Cash Provided by Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2000 and 1999 were for expenditures related to oil and gas equipment upgrades on various oil and gas properties.

Proceeds of $9,419 recognized during the six months ended June 30, 2000 were from equipment credits on one fully depleted well and $7,220 for the same period in 1999 were due to equipment credits on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $187,276, of which $1,873 was distributed to the managing general partner and $185,403 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $33,441, of which $334 was distributed to the managing general partner and $33,107 to the limited partners.

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

                                           PARKER & PARSLEY 90-A, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated:  August 10, 2000           By:      /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer