Form 10-Q
period 2000-09-30
PARKER & PARSLEY 90 A L P
filed 2000-11-09
CIK 844614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                         Commission File No. 33-26097-05


                           PARKER & PARSLEY 90-A, L.P.
                          -----------------------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-A, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2000 and
               December 31, 1999.......................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2000 and 1999.................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2000.................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999..............................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................   10

            27.1   Financial Data Schedule

            Signatures.................................................   11

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       2000            1999
                                                   ------------    -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash                                            $   124,574     $   122,649
   Accounts receivable - oil and gas sales             109,921          72,167
                                                    ----------      ----------
          Total current assets                         234,495         194,816
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              5,082,953       5,076,362
Accumulated depletion                               (3,996,051)     (3,937,645)
                                                    ----------      ----------
          Net oil and gas properties                 1,086,902       1,138,717
                                                    ----------      ----------
                                                   $ 1,321,397     $ 1,333,533
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    24,883     $    15,254

Partners' capital:
   Managing general partner                             13,046          13,264
   Limited partners (6,811 interests)                1,283,468       1,305,015
                                                    ----------      ----------
                                                     1,296,514       1,318,279
                                                    ----------      ----------
                                                   $ 1,321,397     $ 1,333,533
                                                    ==========      ==========




The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended        Nine months ended
                                      September 30,              September 30,
                                  ----------------------    ----------------------
                                     2000        1999         2000         1999
                                  ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                     $ 221,255    $ 131,280    $ 583,512    $ 326,369
  Interest                            2,604        1,466        6,362        3,422
  Gain on disposition of assets         -            -          9,419          -
                                   --------     --------     --------     --------
                                    223,859      132,746      599,293      329,791
                                   --------     --------     --------     --------
Costs and expenses:
  Oil and gas production             75,837       58,308      235,807      191,052
  General and administrative          7,896        5,872       19,634       13,136
  Depletion                          22,443       17,229       58,406       82,941
                                   --------     --------     --------     --------
                                    106,176       81,409      313,847      287,129
                                   --------     --------     --------     --------
Net income                        $ 117,683    $  51,337    $ 285,446    $  42,662
                                   ========     ========     ========     ========
Allocation of net income:
  Managing general partner        $   1,176    $     514    $   2,854    $     427
                                   ========     ========     ========     ========
  Limited partners                $ 116,507    $  50,823    $ 282,592    $  42,235
                                   ========     ========     ========     ========
Net income per limited
  partnership interest            $   17.11    $    7.46    $   41.49    $    6.20
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners       Total
                                       ----------    ----------    ----------

Balance at January 1, 2000             $   13,264    $1,305,015    $1,318,279

    Distributions                          (3,072)     (304,139)     (307,211)

    Net income                              2,854       282,592       285,446
                                        ---------     ---------     ---------

Balance at September 30, 2000          $   13,046    $1,283,468    $1,296,514
                                        =========     =========     =========






         The financial information included herein has been prepared by managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                            September 30,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                          $  285,446    $   42,662
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          58,406        82,941
       Gain on disposition of assets                      (9,419)          -
  Changes in assets and liabilities:
       Accounts receivable                               (37,754)      (26,737)
       Accounts payable                                    9,629         3,400
                                                       ---------     ---------
           Net cash provided by operating activities     306,308       102,266
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                     (6,591)       (1,858)
  Proceeds from asset dispositions                         9,419         7,220
                                                       ---------     ---------
           Net cash provided by investing activities       2,828         5,362
                                                       ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (307,211)      (89,303)
                                                       ---------     ---------
Net increase in cash                                       1,925        18,325
Cash at beginning of period                              122,649        92,210
                                                       ---------     ---------
Cash at end of period                                 $  124,574    $  110,535
                                                       =========     =========





         The financial information included herein has been prepared by managing general partner without audit by independent public accountants.

    The accompanying notes are an integral part of these financial statements

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 90-A, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
   30, 1999

Revenues:

The Partnership's oil and gas revenues increased 79% to $583,512 for the nine months ended September 30, 2000 as compared to $326,369 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 2000, 13,714 barrels of oil, 7,938 barrels of natural gas liquids ("NGLs") and 30,270 mcf of gas were sold, or 26,697 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 13,333 barrels of oil, 8,559 barrels of NGLs and 31,642 mcf of gas were sold, or 27,166 BOEs.

The average price received per barrel of oil increased $13.33, or 88%, from $15.10 for the nine months ended September 30, 1999 to $28.43 for the same period in 2000. The average price received per barrel of NGLs increased $6.20, or 74%, from $8.33 during the nine months ended September 30, 1999 to $14.53 for the same period in 2000. The average price received per mcf of gas increased 52% from $1.70 during the nine months ended September 30, 1999 to $2.59 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Gain on disposition of assets of $9,419 was recognized during the nine months ended September 30, 2000 resulting from equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $313,847 for the nine months ended September 30, 2000 as compared to $287,129 for the same period in 1999, an increase of $26,718, or 9%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $235,807 for the nine months ended September 30, 2000 and $191,052 for the same period in 1999, resulting in a $44,755 increase, or 23%. The increase was primarily due to additional well maintenance costs of $20,833 incurred to stimulate well production and higher production taxes of $20,616 associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 49% from $13,136 for the nine months ended September 30, 1999 to $19,634 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $58,406 for the nine months ended September 30, 2000 compared to $82,941 for the same period in 1999, a decrease of $24,535, or 30%. This decrease was the result of an increase in proved reserves due to higher commodity prices as compared to the same period in 1999, offset by an increase in oil production of 381 barrels for the nine months ended September 30, 2000 compared to the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
   30, 1999

Revenues:

The Partnership's oil and gas revenues increased 69% to $221,255 for the three months ended September 30, 2000 as compared to $131,280 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 2000, 4,749 barrels of oil, 2,600 barrels of NGLs and 10,373 mcf of gas were sold, or 9,078 BOEs. For the three months ended September 30, 1999, 4,066 barrels of oil, 3,047 barrels of NGLs and 10,250 mcf of gas were sold, or 8,821 BOEs.

The average price received per barrel of oil increased $11.00, or 57%, from $19.25 for the three months ended September 30, 1999 to $30.25 for the same period in 2000. The average price received per barrel of NGLs increased $5.98, or 57%, from $10.53 during the three months ended September 30, 1999 to $16.51 for the same period in 2000. The average price received per mcf of gas increased 64% from $2.04 during the three months ended September 30, 1999 to $3.34 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $106,176 for the three months ended September 30, 2000 as compared to $81,409 for the same period in 1999, an increase of $24,767, or 30%. This increase was due to increases in production costs, depletion and G&A.

Production costs were $75,837 for the three months ended September 30, 2000 and $58,308 for the same period in 1999 resulting in a $17,529 increase, or 30%. The increase was primarily due to higher production taxes of $8,978 associated with higher oil and gas prices and additional well maintenance costs of $6,968 incurred to stimulate well production.

During this period, G&A increased, in aggregate, 34% from $5,872 for the three months ended September 30, 1999 to $7,896 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $22,443 for the three months ended September 30, 2000 compared to $17,229 for the same period in 1999, representing an increase of $5,214, or 30%. This increase was attributable to an increase in oil production of 683 barrels for the three months ended September 30, 2000 compared to the same period in 1999, offset by an increase in proved reserves as a result of higher commodity prices as compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $204,042 during the nine months ended September 30, 2000 from the same period ended September 30, 1999.

This increase was due to an increase in oil and gas sales receipts of $249,066, offset by increases in production costs paid of $40,338 and G&A expenses paid of $4,686.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2000 and 1999 were for expenditures related to equipment upgrades on various oil and gas properties.

Proceeds of $9,419 were recognized during the nine months ended September 30, 2000 from equipment credits on one well and proceeds of $7,220 for the same period in 1999 were due to equipment credits on two wells.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $307,211, of which $3,072 was distributed to the managing general partner and $304,139 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $89,303, of which $893 was distributed to the managing general partner and $88,410 to the limited partners.

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


                                           PARKER & PARSLEY 90-A, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 9, 2000          By:      /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer