Form 10-Q
period 2001-03-31
PARKER & PARSLEY 90 A L P
filed 2001-05-09
CIK 844614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


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


                                Yes / x / No / /

                           PARKER & PARSLEY 90-A, L.P.

                                TABLE OF CONTENTS

                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2001 and
              December 31, 2000......................................    3

           Statements of Operations for the three months
             ended March 31, 2001 and 2000...........................    4

           Statement of Partners' Capital for the three months
             ended March 31, 2001....................................    5

           Statements of Cash Flows for the three months
             ended March 31, 2001 and 2000...........................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................    9

           Signatures................................................   10

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     March 31,      December 31,
                                                       2001             2000
                                                    -----------     -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash                                              $   100,813     $    92,685
  Accounts receivable - oil and gas sales               126,818         122,067
                                                     ----------      ----------
         Total current assets                           227,631         214,752
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                5,088,642       5,085,185
Accumulated depletion                                (4,034,102)     (4,014,368)
                                                     ----------      ----------
         Net oil and gas properties                   1,054,540       1,070,817
                                                     ----------      ----------
                                                    $ 1,282,171     $ 1,285,569
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    17,041     $    15,770

Partners' capital:
  Managing general partner                               12,732          12,779
  Limited partners (6,811 interests)                  1,252,398       1,257,020
                                                     ----------      ----------
                                                      1,265,130       1,269,799
                                                     ----------      ----------
                                                    $ 1,282,171     $ 1,285,569
                                                     ==========      ==========



  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three months ended
                                                            March 31,
                                                   --------------------------
                                                      2001            2000
                                                   ----------      ----------

Revenues:
  Oil and gas                                      $  236,358      $  183,303
  Interest                                              1,657           1,583
                                                    ---------       ---------
                                                      238,015         184,886
                                                    ---------       ---------
Costs and expenses:
  Oil and gas production                               76,877          70,816
  General and administrative                            8,561           5,681
  Depletion                                            19,734          20,632
                                                    ---------       ---------
                                                      105,172          97,129
                                                    ---------       ---------
Net income                                         $  132,843      $   87,757
                                                    =========       =========
Allocation of net income:
  Managing general partner                         $    1,328      $      878
                                                    =========       =========
  Limited partners                                 $  131,515      $   86,879
                                                    =========       =========
Net income per limited partnership interest        $    19.31      $    12.76
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general        Limited
                                        partner        partners        Total
                                       ----------     ----------     ----------


Balance at January 1, 2001             $   12,779     $1,257,020     $1,269,799

    Distributions                          (1,375)      (136,137)      (137,512)

    Net income                              1,328        131,515        132,843
                                        ---------      ---------      ---------

Balance at March 31, 2001              $   12,732     $1,252,398     $1,265,130
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------

Cash flows from operating activities:
  Net income                                         $  132,843     $   87,757
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                          19,734         20,632
  Changes in assets and liabilities:
      Accounts receivable                                (4,751)       (11,460)
      Accounts payable                                    1,271            346
                                                      ---------      ---------
        Net cash provided by operating activities       149,097         97,275
                                                      ---------      ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                    (3,457)        (1,393)
Cash flows used in financing activities:
  Cash distributions to partners                       (137,512)       (87,388)
                                                      ---------      ---------
Net increase in cash                                      8,128          8,494
Cash at beginning of period                              92,685        122,649
                                                      ---------      ---------
Cash at end of period                                $  100,813     $  131,143
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 90-A, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 29% to $236,358 for the three months ended March 31, 2001 as compared to $183,303 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by declines in production. For the three months ended March 31, 2001, 4,722 barrels of oil, 1,543 barrels of natural gas liquids ("NGLs") and 11,838 mcf of gas were sold, or 8,238 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 4,767 barrels of oil, 2,523 barrels of NGLs and 9,897 mcf of gas were sold, or 8,940 BOEs.

The average price received per barrel of oil increased $1.00, or 4%, from $27.38 for the three months ended March 31, 2000 to $28.38 for the same period in 2001. The average price received per barrel of NGLs increased $5.61, or 41%, from $13.78 for the three months ended March 31, 2000 to $19.39 for the same period in 2001. The average price received per mcf of gas increased 236% from $1.82 during the three months ended March 31, 2000 to $6.12 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Costs and Expenses:

Total costs and expenses increased to $105,172 for the three months ended March 31, 2001 as compared to $97,129 for the same period in 2000, an increase of $8,043, or 8%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $76,877 for the three months ended March 31, 2001 and $70,816 for the same period in 2000, resulting in a $6,061 increase, or 9%. This increase was primarily due to higher production taxes associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 51% from $5,681 for the three months ended March 31, 2000 to $8,561 for the same period in 2001, primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in the accrual for tax preparation fees.

Depletion was $19,734 for the three months ended March 31, 2001 as compared to $20,632 for the same period in 2000, a decrease of $898, or 4%. This decrease was primarily due to positive revisions to proved reserves during the three months ended March 31, 2001 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $51,822 during the three months ended March 31, 2001 from the same period in 2000. The increase was primarily attributable to an increase of $53,129 in oil and gas sales receipts and a reduction of $7,634 in working capital, offset by increases in production costs of $6,061 and G&A expenses of $2,880. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $61,531 to oil and gas receipts, offset by $8,402 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to increased production taxes associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in the accrual of tax preparation fees.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 2001 and 2000 were for expenditures related to oil and gas equipment upgrades on active oil and gas properties.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $137,512, of which $1,375 was distributed to the managing general partner and $136,137 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $87,388, of which $874 was distributed to the managing general partner and $86,514 to the limited partners.

Proposal to acquire partnerships

On April 18, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement with the SEC proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Pioneer USA is the sole or managing general partner of the partnerships. The preliminary proxy statement is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partners in each partnership and the resolution of SEC review comments. If approved, Pioneer anticipates closing the mergers during the third quarter of 2001.

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


                                            PARKER & PARSLEY 90-A, L.P.

                                     By:    Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 9, 2001                  By:    /s/ Rich Dealy
                                            ----------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer