Form 10-Q
period 2001-06-30
PARKER & PARSLEY 90 A L P
filed 2001-08-08
CIK 844614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                         Commission File No. 33-26097-05


                           PARKER & PARSLEY 90-A, L.P.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


                         Delaware                              75-2329245
          -----------------------------------------      ---------------------
              (State or other jurisdiction of               (I.R.S. Employer
              incorporation or organization)             Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas           75039
     -------------------------------------------------        ------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-A, L.P.

                                TABLE OF CONTENTS

                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2001 and
              December 31, 2000.....................................    3

           Statements of Operations for the three and six
             months ended June 30, 2001 and 2000....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2001....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2001 and 2000.................................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   11

           Signatures...............................................   12

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                      June 30,     December 31,
                                                        2001           2000
                                                    -----------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash                                              $   236,952    $    92,685
  Accounts receivable - oil and gas sales                95,199        122,067
                                                     ----------     ----------
        Total current assets                            332,151        214,752
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                5,085,569      5,085,185
Accumulated depletion                                (4,052,625)    (4,014,368)
                                                     ----------     ----------
        Net oil and gas properties                    1,032,944      1,070,817
                                                     ----------     ----------
                                                    $ 1,365,095    $ 1,285,569
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    22,274    $    15,770

Partners' capital:
  Managing general partner                               13,509         12,779
  Limited partners (6,811 interests)                  1,329,312      1,257,020
                                                     ----------     ----------
                                                      1,342,821      1,269,799
                                                     ----------     ----------
                                                    $ 1,365,095    $ 1,285,569
                                                     ==========     ==========



  The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended         Six months ended
                                        June 30,                  June 30,
                                 ----------------------    ----------------------
                                    2001        2000         2001          2000
                                 ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                    $ 188,539    $ 178,954    $ 424,897    $ 362,257
  Interest                           1,752        2,175        3,409        3,758
  Gain on disposition of assets        -          9,419          -          9,419
                                  --------     --------     --------     --------
                                   190,291      190,548      428,306      375,434
                                  --------     --------     --------     --------
Costs and expenses:
  Oil and gas production            88,253       89,154      165,130      159,970
  General and administrative         5,824        6,057       14,385       11,738
  Depletion                         18,523       15,331       38,257       35,963
                                  --------     --------     --------     --------
                                   112,600      110,542      217,772      207,671
                                  --------     --------     --------     --------
Net income                       $  77,691    $  80,006    $ 210,534    $ 167,763
                                  ========     ========     ========     ========
Allocation of net income:
  Managing general partner       $     777    $     800    $   2,105    $   1,678
                                  ========     ========     ========     ========
  Limited partners               $  76,914    $  79,206    $ 208,429    $ 166,085
                                  ========     ========     ========     ========
Net income per limited
  partnership interest           $   11.29    $   11.62    $   30.60    $   24.38
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general      Limited
                                       partner      partners       Total
                                      ---------    ----------    ----------


Balance at January 1, 2001            $  12,779    $1,257,020    $1,269,799

    Distributions                        (1,375)     (136,137)     (137,512)

    Net income                            2,105       208,429       210,534
                                       --------     ---------     ---------

Balance at June 30, 2001              $  13,509    $1,329,312    $1,342,821
                                       ========     =========     =========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                             June 30,
                                                     ------------------------
                                                        2001          2000
                                                     ----------    ----------
Cash flows from operating activities:
  Net income                                         $  210,534    $  167,763
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                         38,257        35,963
       Gain on disposition of assets                        -          (9,419)
  Changes in assets and liabilities:
       Accounts receivable                               26,868       (19,346)
       Accounts payable                                   6,504         5,068
                                                      ---------     ---------
         Net cash provided by operating activities      282,163       180,029
                                                      ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      (384)       (4,190)
  Proceeds from asset dispositions                          -           9,419
                                                      ---------     ---------
         Net cash provided by (used in)
           investing activities                            (384)        5,229
                                                      ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (137,512)     (187,276)
                                                      ---------     ---------
Net increase (decrease) in cash                         144,267        (2,018)
Cash at beginning of period                              92,685       122,649
                                                      ---------     ---------
Cash at end of period                                $  236,952    $  120,631
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 90-A, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
   June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 17% to $424,897 for the six months ended June 30, 2001 as compared to $362,257 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2001, 8,803 barrels of oil, 3,690 barrels of natural gas liquids ("NGLs") and 23,539 mcf of gas were sold, or 16,416 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 8,965 barrels of oil, 5,338 barrels of NGLs and 19,897 mcf of gas were sold, or 17,619 BOEs.

The average price received per barrel of oil increased $.43, or 2%, from $27.46 for the six months ended June 30, 2000 to $27.89 for the same period in 2001. The average price received per barrel of NGLs increased $3.31, or 24%, from $13.56 during the six months ended June 30, 2000 to $16.87 for the same period in 2001. The average price received per mcf of gas increased 126% from $2.20 during the six months ended June 30, 2000 to $4.98 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Gain on disposition of assets of $9,419 was recognized during the six months ended June 30, 2000 resulting from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $217,772 for the six months ended June 30, 2001 as compared to $207,671 for the same period in 2000, an increase of $10,101, or 5%. This increase was due to increases in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $165,130 for the six months ended June 30, 2001 and $159,970 for the same period in 2000 resulting in a $5,160 increase, or 3%. The increase was due to higher production taxes associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production, offset by a decrease in workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 23%, from $11,738 for the six months ended June 30, 2000 to $14,385 for the same period in 2001, primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Depletion was $38,257 for the six months ended June 30, 2001 as compared to $35,963 for the same period in 2000, an increase of $2,294, or 6%. This increase was primarily due to a reduction in proved reserves during the period ended June 30, 2001 as a result of lower commodity prices.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 5% to $188,539 for the three months ended June 30, 2001 as compared to $178,954 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas and NGLs, offset by lower average prices received for oil and a decrease in production. For the three months ended June 30, 2001, 4,081 barrels of oil,

2,147 barrels of NGLs and 11,701 mcf of gas were sold, or 8,178 BOEs. For the three months ended June 30, 2000, 4,198 barrels of oil, 2,815 barrels of NGLs and 10,000 mcf of gas were sold, or 8,680 BOEs.

The average price received per barrel of oil decreased $.22, or 1%, from $27.54 for the three months ended June 30, 2000 to $27.32 for the same period in 2001. The average price received per barrel of NGLs increased $1.69, or 13%, from $13.36 during the three months ended June 30, 2000 to $15.05 for the same period in 2001. The average price received per mcf of gas increased 49% from $2.57 during the three months ended June 30, 2000 to $3.82 for the same period in 2001.

Gain on disposition of assets of $9,419 was recognized during the three months ended June 30, 2000 from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $112,600 for the three months ended June 30, 2001 as compared to $110,542 for the same period in 2000, an increase of $2,058, or 2%. This increase was due to an increase in depletion, offset by declines in production costs and G&A.

Production costs were $88,253 for the three months ended June 30, 2001 and $89,154 for the same period in 2000 resulting in a $901 decrease, or 1%. The decrease was due to lower workover costs, offset by additional well maintenance costs incurred to stimulate well production.

During this period, G&A decreased 4%, from $6,057 for the three months ended June 30, 2000 to $5,824 for the same period in 2001, primarily due to a decrease in audit and tax fees.

Depletion was $18,523 for the three months ended June 30, 2001 as compared to $15,331 for the same period in 2000, an increase of $3,192, or 21%. This increase was primarily due to a reduction in proved reserves during the period ended June 30, 2001 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $102,134 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was due to an increase of $62,291 in oil and gas sales receipts and a reduction of $47,650 in working capital, offset by increases in production costs of $5,160 and G&A expenses of $2,647. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $76,480 to oil and gas receipts, offset by $14,189 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to increased production taxes associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production, offset by a decrease in workover costs. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2001 and 2000 were for expenditures related to equipment upgrades on active oil and gas properties.

Proceeds of $9,419 recognized during the six months ended June 30, 2000 were from equipment credits on one fully depleted well.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $137,512, of which $1,375 was distributed to the managing general partner and $136,137 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $187,276, of which $1,873 was distributed to the managing general partner and $185,403 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333- 59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.


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

                                          PARKER & PARSLEY 90-A, L.P.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  August 8, 2001           By:      /s/ Rich Dealy
                                          ----------------------------------
                                          Rich Dealy, Vice President and
                                          Chief Accounting Officer