Form 10-Q
period 2001-09-30
PARKER & PARSLEY 90 A L P
filed 2001-11-09
CIK 844614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


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

                                Yes / x / No / /

                           PARKER & PARSLEY 90-A, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2001 and
               December 31, 2000.......................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000.................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2001.................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000..............................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    8


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................   11

            Signatures.................................................   12

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                  September 30,   December 31,
                                                      2001            2000
                                                  ------------    -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
   Cash                                           $   203,050     $    92,685
   Accounts receivable - oil and gas sales             76,688         122,067
                                                   ----------      ----------
          Total current assets                        279,738         214,752
                                                   ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             5,088,799       5,085,185
Accumulated depletion                              (4,073,625)     (4,014,368)
                                                   ----------      ----------
          Net oil and gas properties                1,015,174       1,070,817
                                                   ----------      ----------
                                                  $ 1,294,912     $ 1,285,569
                                                   ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $    28,897     $    15,770

Partners' capital:
   Managing general partner                            12,741          12,779
   Limited partners (6,811 interests)               1,253,274       1,257,020
                                                   ----------      ----------
                                                    1,266,015       1,269,799
                                                   ----------      ----------
                                                  $ 1,294,912     $ 1,285,569
                                                   ==========      ==========


The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended         Nine months ended
                                       September 30,             September 30,
                                  ----------------------    ----------------------
                                     2001         2000         2001         2000
                                  ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                     $ 155,153    $ 221,255    $ 580,050    $ 583,512
  Interest                            1,380        2,604        4,789        6,362
  Gain on disposition of assets         -            -            -          9,419
                                   --------     --------     --------     --------
                                    156,533      223,859      584,839      599,293
                                   --------     --------     --------     --------
Costs and expenses:
  Oil and gas production             79,369       75,837      244,499      235,807
  General and administrative          4,959        7,896       19,344       19,634
  Depletion                          21,000       22,443       59,257       58,406
                                   --------     --------     --------     --------
                                    105,328      106,176      323,100      313,847
                                   --------     --------     --------     --------
Net income                        $  51,205    $ 117,683    $ 261,739    $ 285,446
                                   ========     ========     ========     ========
Allocation of net income:
  Managing general partner        $     512    $   1,176    $   2,617    $   2,854
                                   ========     ========     ========     ========
  Limited partners                $  50,693    $ 116,507    $ 259,122    $ 282,592
                                   ========     ========     ========     ========
Net income per limited
  partnership interest            $    7.44    $   17.11    $   38.04    $   41.49
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners       Total
                                       ----------    ----------    ----------


Balance at January 1, 2001             $   12,779    $1,257,020    $1,269,799

    Distributions                          (2,655)     (262,868)     (265,523)

    Net income                              2,617       259,122       261,739
                                        ---------     ---------     ---------

Balance at September 30, 2001          $   12,741    $1,253,274    $1,266,015
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

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                            September 30,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                          $  261,739    $  285,446
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          59,257        58,406
       Gain on disposition of assets                         -          (9,419)
  Changes in assets and liabilities:
       Accounts receivable                                45,379       (37,754)
       Accounts payable                                   13,127         9,629
                                                       ---------     ---------
        Net cash provided by operating activities        379,502       306,308
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                     (3,614)       (6,591)
  Proceeds from asset dispositions                           -           9,419
                                                       ---------     ---------
        Net cash provided by (used in) investing
          activities                                      (3,614)        2,828
                                                       ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (265,523)     (307,211)
                                                       ---------     ---------
Net increase in cash                                     110,365         1,925
Cash at beginning of period                               92,685       122,649
                                                       ---------     ---------
Cash at end of period                                 $  203,050    $  124,574
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

    The accompanying notes are an integral part of these financial statements

                           PARKER & PARSLEY 90-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 90-A, L.P. (the "Partnership") is a limited partnership organized in 1990 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $1,716,195 of which $1,662,363 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
   30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 1% to $580,050 for the nine months ended September 30, 2001 as compared to $583,512 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and a decline in production, offset by higher average prices received for gas and natural gas liquids ("NGLs"). For the nine months ended September 30, 2001, 12,827 barrels of oil, 6,212 barrels of NGLs and 33,199 mcf of gas were sold, or 24,572 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 13,714 barrels of oil, 7,938 barrels of NGLs and 30,270 mcf of gas were sold, or 26,697 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $.96, or 3%, from $28.43 for the nine months ended September 30, 2000 to $27.47 for the same period in 2001. The average price received per barrel of NGLs increased slightly from $14.53 during the nine months ended September 30, 2000 to $14.58 for the same period in 2001. The average price received per mcf of gas increased 59% from $2.59 during the nine months ended September 30, 2000 to $4.13 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Gain on disposition of assets of $9,419 was recognized during the nine months ended September 30, 2000 resulting from equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $323,100 for the nine months ended September 30, 2001 as compared to $313,847 for the same period in 2000, an increase of $9,253, or 3%. This increase was due to increases in production costs and depletion, offset by a decline in general and administrative expenses ("G&A").

Production costs were $244,499 for the nine months ended September 30, 2001 and $235,807 for the same period in 2000, resulting in an $8,692 increase, or 4%. The increase was primarily due to higher ad valorem taxes, offset by a decline in workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 1% from $19,634 for the nine months ended September 30, 2000 to $19,344 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $59,257 for the nine months ended September 30, 2001 as compared to $58,406 for the same period in 2000, an increase of $851, or 1%. This increase was the result of a reduction in proved reserves during the period ended September 30, 2001 due to lower commodity prices, offset by a decline in oil production of 887 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
   30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 30% to $155,153 for the three months ended September 30, 2001 as compared to $221,255 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decrease in production. For the three months ended September 30, 2001, 4,024 barrels of oil, 2,522 barrels of NGLs and 9,660 mcf of gas were sold, or 8,156 BOEs. For the three months ended September 30, 2000, 4,749 barrels of oil, 2,600 barrels of NGLs and 10,373 mcf of gas were sold, or 9,078 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $3.68, or 12%, from $30.25 for the three months ended September 30, 2000 to $26.57 for the same period in 2001. The average price received per barrel of NGLs decreased $5.29, or 32%, from $16.51 during the three months ended September 30, 2000 to $11.22 for the same period in 2001. The average price received per mcf of gas decreased 38% from $3.34 during the three months ended September 30, 2000 to $2.06 for the same period in 2001.

Costs and Expenses:

Total costs and expenses decreased to $105,328 for the three months ended September 30, 2001 as compared to $106,176 for the same period in 2000, a decrease of $848, or 1%. This decrease was due to declines in G&A and depletion, offset by an increase in production costs.

Production costs were $79,369 for the three months ended September 30, 2001 and $75,837 for the same period in 2000 resulting in a $3,532 increase, or 5%. The increase was primarily due to higher ad valorem taxes, offset by a decrease in production taxes and well maintenance costs.

During this period, G&A decreased 37% from $7,896 for the three months ended September 30, 2000 to $4,959 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $21,000 for the three months ended September 30, 2001 as compared to $22,443 for the same period in 2000, representing a decrease of $1,443, or 6%. This decrease was attributable to a decline in oil production of 725 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $73,194 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was due to reductions of $86,631 in working capital and $290 in G&A expense, offset by an increase in production costs of $8,692 and a reduction in oil and gas sales receipts of $5,035. The decrease in oil and gas receipts resulted from the decrease of $14,617 in oil prices and a decline in production of $37,433, offset by an increase of $47,015 in gas and NGL prices during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to higher ad valorem taxes, offset by a decline in workover costs. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2001 and 2000 were for expenditures related to equipment upgrades on various oil and gas properties.

Proceeds of $9,419 were recognized during the nine months ended September 30, 2000 from equipment credits on one well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $265,523, of which $2,655 was distributed to the managing general partner and $262,868 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $307,211, of which $3,072 was distributed to the managing general partner and $304,139 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY 90-A, L.P.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 9, 2001          By:     /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer